Form 10-K
period 2012-12-31
ADB International Group, Inc.
filed 2013-04-12
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 0-54862

ADB INTERNATIONAL GROUP, INC.
(Exact Name Of Registrant As Specified In Its Charter)

New Jersey	22-2930106
(State of Incorporation)	(I.R.S. Employer Identification No.)

1440 West Bitters Road, #1931, San Antonio, TX	78248
(Address of Principal Executive Offices)	(ZIP Code)

 Registrant's Telephone Number, Including Area Code: (407) 496-3000

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 31, 2013, the aggregate market value of the 55,686,812 common stock held by non-affiliates of the Registrant was approximately $556,868 based on the last trade of the Registrants common stock on March 31, 2013. On March 31, 2013, the Registrant had 76,994,799 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant's other Securities and Exchange Commission filings.

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

General Background

The Company was incorporated under the name Creative Learning Products, Inc. in the State of New Jersey on August 31, 1988 and changed its name to Creative Gaming, Inc. in May 1997. The Company changed its name to Management Services, Inc. in October 2006. In August 2008, the Company changed its name to Centriforce Technology Corp. In May 2010, the Company changed its name to its current name, ADB International Group, Inc.

Since January 1, 2010, the date the Company re-entered the development stage, we have been engaged in the water treatment industry. Since June 2008, we began working to develop a new line of water desalination products. We have not generated any revenues from our water desalination product development efforts. As a result, during late 2011 into early 2012, we determined that it would be in the best interests of our shareholders to devote our limited financial and personnel resources to pursue joint ventures to become a distributor of existing water treatment technology products manufactured by others. We made this determination based upon the business relationships that we had developed during the period that we were involved in water desalination and believed that we could become a distributor working together with established Israeli-based companies engaged in the water treatment industry.

In furtherance of our work during 2011, on February 10, 2012, we entered into a non-binding Memorandum of Understanding ("MOU") with Treatec21 Industries Ltd, (treatec21.com/Eng/), an major Israeli-based private company ("Treatec"), fully owned subsidiary for Yaad that listed on the Tel Aviv Stock Exchange ("TASE") which contemplated the grant by Treatec of certain distribution rights to Treatec''s products in New Zealand , Australia , Canada and the US . Shortly thereafter, on February 28, 2012, we entered into a non-binding MOU with Green Eng Ltd, (en.greeneng.biz/), an Israeli company ("GreenEng") engaged in the water treatment industry. The GreenEng MOU also contemplated the grant to the Company of non-exclusive distribution rights to GreenEng's products in the US and Canada.

Recent Developments

On December 17, 2012, we entered into a cooperation and distribution agreement with Treatec (the "Treatec Distribution Agreement") , pursuant to which we were granted the certain rights to distribute Treatec's water treatment products in Australia ,New Zealand ,the United States and Canada ("North America") on a non-exclusive basis. In connection with the Treatec Distribution Agreement and in order to enhance our ability to develop a market presence for the Treatec products in the Australia and New Zealand, we entered into a Representative Services Agreement dated February 21, 2013 with Mr. Tal Yoresh. Mr. Yoresh is a resident of Australia and has many years of experience representing Israeli technology companies in both Australia and New Zealand. See the discussion of the Treatec Distribution Agreement under "Material Terms of the Treatec Agreement" below.

Treatec was organized under the laws of Israel in 2007. In May 2012, Treatec entered into a five-year agreement with Shunde Dowell Co. Ltd, a Chinese corporation ("Dowell"), pursuant to which Dowell will use, on an exclusive basis, Treatec's water treatment technology solutions in China, Macau and Hong Kong (the "Chinese Market"). Treatec will serve as the exclusive contractor for Dowell's water treatment projects in the Chinese Market, utilizing Treatec's Multi Stage Biological System ("MSBS"). Following the execution of the Dowell agreement, Dowell has commenced projects with revenues of approximately $750,000 and in December 2012, Dowell announced that a Treatec designed water treatment solution had been chosen for a major industrial waste water treatment project in Guangdong, China, expected to be completed during the first half of 2013. In addition, in July 2012, Treatec signed an agreement with the Israeli Defense Ministry to provide initially for installation and maintenance on one military base a compact wastewater treatment facility which facility and maintenance shall generate approximately $300,000.

On January 17, 2013, we entered into a distribution agreement with GreenEng (the "GreenEng Distribution Agreement"), pursuant to which the Company has been granted the rights to distribute the GreenEng water treatment products and technology in the United States on a non-exclusive basis. See the discussion of the GreenEng Distribution Agreement under "Material Terms of the GreenEng Agreement" below.

We are presently evaluating several firms and persons that could serve as our sales and marketing representative in the United States to acquire customers for both the Treatec and GreenEng products in the U.S. market.

The Treatec and GreenEng Distribution Agreements are attached as exhibits to this Form 10-K. The Treatec Distribution Agreement and the GreenEng Distribution Agreement are sometimes collectively referred to as the "Distribution Agreements."

The water treatment products were developed and are manufactured in Israel and have been successfully sold in Israel, Europe and China. We believe that we can sell and distribute both the Treatec and GreenEng water treatment products and solutions successfully in North America, subject to our ability to raise capital.

Our Water Treatment Business

Since early 2012, following our transition from our water desalinization technology business, we have been fully involved in furtherance of our plan to serve as a distributor of water treatment products manufactured by established companies in the water treatment industry. During 2012, the Company’s business activities involved business and product research, securing marketing and distribution agreements, preparing a comprehensive business and operating plan, evaluating the regulatory requirements and engaging in related activities prerequisite to being a distributor of water treatment products in certain markets.

During 2012, the Company consulted with third parties, including its shareholders and technical persons known by or introduced to the Company having knowledge of the water treatment industry, in order to evaluate competing water treatment technologies and potential "partners" for which the Company could potentially serve as distributor. These efforts resulted in the execution of Distribution Agreements with Treatec21 and GreenEng, companies that we believe have competitive and innovative water treatment technologies and products.

As discussed under "Recent Developments" above, the Company has successfully entered into Distribution Agreements with both Treatec21 and GreenEng and plans to evaluate other potential water treatment product manufacturers, whether based in Israel or elsewhere, and enter into additional distribution agreements. Our initial focus will be to successfully market and sell the Treatec and GreenEng water treatment products in North America through direct sales and representatives, as well as in Australia and New Zealand through its recently engaged representative, Mr. Tal Yoresh, a resident of Australia. See the discussion under "Marketing Strategy-Water Treatment Technology Products" below. The Company believes that the Treatec21 and GreenEng water treatment products, as well as other water treatment technology products which we believe that we will be able to distribute under new agreements, have the potential to enable us to be competitive in the water treatment markets in which we operate.

Material Terms of the Treatec Agreement

Pursuant to the terms of the Company's Treatec Agreement, the Company will serve as the representitive for Treatec's products, as described below, in Australia and New Zealand. We believe that both countries, based upon their proximity to the Asian markets are familiar with Treatec's products and growing presence in the Chinese Market. We have also been designated as a distributor of all Treatec products in the North America on a non-exclusive basis.

The Treatec Agreement provides for, among other things, a two (2) year term, subject to a mutually agreed upon extension, during which time the parties shall work together in identifying water treatment projects using Treatec's MSBS technology in the United States, Australia and New Zealand (the "Territory"). Within twelve (12) months following the December 17, 2012 date of the Treatec Agreement, the parties have agreed to commence discussions with the view to granting the Company exclusivity in all or parts of the Territory, based upon the cooperation during the initial twelve (12) month period.

ADBI's primary responsibility under the Treatec Agreement will involve locating suitable Projects within the Territory. Treatec has agreed to provide the Company's sales and marketing personnel and management with necessary training to understand the applicability of and suitability of Treatec's technology and solutions for different types of customers.

After Treatec determines to proceed with a specific water treatment project, the Company and Treatec will in good faith jointly negotiate each party’s roles, responsibilities and revenue share. The Treatec Agreement further provides that Treatec shall not be required to provide any funding for or facilitate the arrangement for any funding for any project, which role shall be the duty of the Company.

Material Terms of the GreenEng Agreement

The Company entered into the GreenEng Agreement on January 17, 2013, pursuant to which the Company was granted distribution rights to the GreenEng products in the United States on a non-exclusive basis. The GreenEng Agreement provides for among other things, the following: (i) the agreement is for a term of three (3) years; (ii) the Company shall purchase products from GreenEng pursuant to a schedule adopted by the parties according to payment terms involving cash upon delivery or according to certain credit terms; (iii) the Company and GreenEng shall cooperate on the promotion of marketing and support of the GreenEng products; and (iv) the Company shall establish within six (6) months of the date of the Agreement a marketing facility for the display and demonstration of the GreenEng water treatment products and program.

Our Products

Pursuant to the Distribution Agreements between the Company and both Treatec and GreenEng, the Company has the rights to distribute all of the water treatment products of Treatec and GreenEng in the respective territories of each agreement. The water treatment products of Treatec and GreenEng are hereinafter referred to as "Our Products" for the purposes of disclosure. Notwithstanding the foregoing, the following disclosure of Our Products makes clear which products we have been licensed to distribute by Treatec and by GreenEng, separately. We are not developing any products of our own but rather will distribute products pursuant to separate distribution agreements we sign with third parties, such as Treatec and GreenEng.

Our Treatec Products

We will be distributing the following Treatec water treatment products, and a description of the products and their benefits, on an exclusive basis in Australia and New Zealand and on a non-exclusive basis in the United States:

(A) MSBS- Multi-Stage Biological System: The MSBS enables a very efficient treatment of both municipal and industrial wastewater, providing for both lower costs and higher quality effluents. Use of our MSBS results in operational costs being significantly lower than other technologies. The advantages of the MSBS System include: (i) significant reduction in investment and operational costs - due to the absence of sludge treatment; (ii) minimal use of electro-mechanical components allows for easy operation and maintenance; (iii) MSBS is a fully automated system that can be operated and monitored remotely; and (iv) MSBS facilitates easy upgrading to tertiary treatment without the need of additional biological systems.

(B) UV Technology and Advance Oxidation-Natural Treatment Without Use of Chemicals

UV technology offers a proven and accepted, environmentally-friendly method for wastewater purification. All micro-organisms can be effectively destroyed by UV light in the 200-315 range, resulting in their loss of ability to infect humans, animals, food and plants. UV technology has been increasingly replacing traditional chemical disinfectants due to the following features:

• Absence of harmful by-products.
• Reduction in the use of chlorine thus increasing safety, reducing storage safety issues and prevention of soil contamination.
• Increased effectiveness when compared to alternatives (especially against viruses)
• Savings on space and reduced maintenance costs, as no chemicals are introduced into the water.

Treatec21’s UV technology uses medium-pressure lamps and amalgam lamps, combined with a state-of-the-art quartz reactor providing an highly efficient and high density radiation profile which ensures permanent and irreversible deactivation of all relevant pathogens, including Escherichia coli.

Our GreenEng Products

The GreenEng products we are licensed to distribute in the United States on a non-exclusive basis include the following: (i) an "ozochef" system; (ii) "ozopool" system; (iii)"greyOgreen" system; and (iv) ODDS system.

To understand the GreenEng ozone-related, water treatment products we have been licensed to distribute in the United States, ozone is widely viewed as a preferable alternative to chemicals for water treatment. GreenEng has a line of new and unique products that enable customers utilize our ozone systems to meet their water treatment needs, including, but not limited to: (i) costly wastewater processing; (ii) hazardous substances in wastewater treatment; and (iii) use of ozone treatments to neutralize environmental hazards at customers' facilities.

(A) Ozochef is a revolutionary system which provides comprehensive disinfection solution for industrial kitchens, restaurants and hotels, among other such users, enabling the disinfection of kitchen personnel (hands wash), food (washing vegetables, fruits, meat, poultry and eggs), work tools, such as knives, working surfaces, workspace such as floors and storage rooms and reducing fats and odor hazards.

(B) Ozopool: Chlorine was the common way for treating swimming pools, spas, recreation water parks, water sports facilities and therapy. Aside of its disinfection capabilities, there are also some major drawbacks for using chlorine, the foremost of which was creating carcinogens in the water in the form of chorimines, and to a lesser extent the need to adjust pH levels of the water for chlorine effectiveness, burning eyes and skin and suffering a nuisance of bad odor which reflects directly on the swimming experience. Ozopool provides ozone disinfection to public pools, water parks, sport facilities and treatment pools, which ensures: (i) better disinfection of the water with ozone; (ii) improvement of water quality; (iii) total reduction of chlorine consumption; and (iv) on going cost reduction as compared to chemical processes. Ozopool systems involve the injection of ozone into pool water near the filtering systems. Ozone is not only 50% more powerful than chlorine but is also 3,200 times faster acting.

(C) GreyOGreen System: Unlike other grey water recycling systems which use biological treatment in order to reduce COD and BOD levels, our GreenEng system relies on technological process rather on a biological processes. The system produces water in a quality that meets the standards Israeli regulation authorities and also produce water quality that meets the standards of most of the western countries today.

(D) The ODDS System: ODDS is installed with no inference in the customer's (industrial or residential) central water infrastructure, deals only with the main buffer tank and due to the fact that ozone is far times faster acting than chlorine and is stronger by 50%, there is no need for a long intervention time even in large water flows. ODDS is completely automatic and remote controlled by a precise control system based on online measurements of hydraulic parameters (pressure, flow ...), water quality, dissolved ozone, ambient ozone, filtering and relevant environmental parameters (temperature, relative humidity ...).

The GreenEng products were used initially in Israel and are now also being offered outside of Israel. We believe, based upon the ozone technologies that are used in each of the GreenEng products and systems, that there will be a market that should readily accept the Israeli technology that we are licensed to distribute.

We intend to focus our efforts and resources as a marketing and distribution company and do not currently plan to devote any efforts to engage in the design, development or manufacturing of any water treatment products. Our plan includes application for and receipt of approval from the EPA, of which there can be given no assurance, following which we intend to market and sell innovative water treatment products licensed to us by Treatec and GreenEng.

The Water Treatment Market

The water treatment market is rapidly growing and a primary component of the world’s basic needs market. Demand forecasts for water treatment products, both chemical and non-chemical, is projected to increase significantly in the years to come. With over 20 large target industries benefiting from clean water, i.e.; household and commercial users, food processing, food service, beverages and water bottling, agricultural, medical and pharmaceutical, recreation, as well as wastewater treatment, etc. and with an ever-present threat of water-borne diseases and other biohazard and inorganic aquatic health threats, along with mechanical corrosion issues, the clean water industry is paramount in importance to the U.S., the rest of North America and world-wide. There are various competing water treatment technologies currently being offered or under development in the North American market as well as in the Australian and New Zealand markets.

Our Business Strategy

To implement and complete the first phase of our business plan, having finalized our licenses agreements with Treatec and GreenEng, we estimate that we will require approximately $400,000 to comply with EPA regulatory requirements during the next twelve months. There can be no assurance that we will be successful in raising the requisite capital at terms and conditions satisfactory to the Company, if at all, nor can there be any assurance that we will be successful in negotiating similar distribution agreements. We do not have any financing arrangements in place and we may not be able to secure such financing when and as required. In the event that we are successful in executing license agreements and raising necessary financing, of which there can be no assurance, we will still be dependent upon our ability to successfully implement our business plan in a timely basis.

We currently intend to raise the capital necessary to fund our business through the private offering(s) of our common stock or units consisting of common stock and stock purchase warrants although there can be no assurance that we will be successful in raising equity capital in this manner. Obtaining the requisite capital would be subject to a number of factors including, but not limited to, investor acceptance of our business strategy, general investor sentiment, overall market conditions and the economy in general. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Phase 1: Finalization of the strategic marketing plan, initial start-up capital realization through private stock offering(s), undertaking independent testing, commencing the application process for EPA and State certification, and hiring/training sales and technical personnel.

Phase 2: Initiation of marketing and sales activities in selected markets in the United States followed by Canada as well as working closely with our representative for Australia and New Zealand. Full scale commercialization of the water treatment products, including industrialization and after-sale service agreements, for the markets covered by the license agreements.

Our objectives are to:

(a) Apply for and obtain EPA approval and NSF Verification.
(b) Enter and cover all market segments in the U.S., Canada, Australia and New Zealand.
(c) Establish our products as among the leading water treatment systems,

Initially and for the foreseeable future, we do not plan to develop and/or produce any water treatment products or components on our own. Rather, we plan to act as an exclusive and non-exclusive distributor for certain water treatment products developed by third-parties for sale in the United States, Canada, Australia and New Zealand, based upon our existing license agreements with Treatec and GreenEng.

Competition

Water treatment and purification systems with increasing levels of complexity and effectiveness have been put into operation worldwide for a number of years, with significant competition at all levels. However, conventional mechanical and chemical purification processes, including hyper chlorination, heat flushing, copper/silver ionization, chlorine dioxide dosing, and other means have proven to be insufficient in preventing the transmission of water borne disease through this essential nutritional element that water represents. That is one reason why a continuing and substantial number of water borne outbreaks and disease from potable water sources occur on a virtually continuing basis in both the developed and developing world. Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced.

We believe that the water treatment technology products we intend to distribute, while not yet tested in our markets, have the potential to be well-accepted in the North American, Australian and New Zealand markets. We believe they incorporate innovative and dependable technologies and have been successfully distributed and sale in Israel, Europe and China.

We also believe that we will be able to achieve a competitive advantage or at least parity, notwithstanding our limited resources and current lack of market presence, based on the innovative technologies we expect to market under license agreements as well as by the price advantages we expect. While we will be competing against companies with far greater resources and established history of successful operations, we believe that the companies with which we will compete and their products at present are less efficient and more expensive than our water treatment technology products. Notwithstanding our belief in our potential competitive advantages, our competitors will be far larger and have well-established market reputations and have substantially more financial and other resources than our company.

In order to be successful, we will have to overcome the expected market resistance that we will confront as a relatively new company offering new products with new technical solutions for the water treatment industry. There can be no assurance that we will be able to become successful and compete in this market. Potential customers in our target markets may be unwilling to place significant purchase orders from an under-funded, development-stage company such as ours, having no proven track record and limited personnel. However, we believe that there should be significant demand that we can generate for our innovative water treatment technology systems and its competitive advantages, which we expect will permit us to generate revenues and hire qualified personnel, among other things to enhance our operations.

The competitive environment that we may confront may adversely affect our sales, as well as our capacity to hire and retain qualified personnel or secure and retain customers. There can be no assurance that we will be able to successfully compete based on these factors. As part of our plan to compete successfully, we plan to promote the innovative technology implemented in our water treatment products, with competitive pricing, customer service and highly reliable, quality products.

Marketing and Sales

We intend to focus our sales and marketing program directly toward certain applications. Our most important target markets in the United States and Canada will be those where water safety is paramount; in facilities and industries where people are exposed to environmental hazards, where expensive and reputation tarnishing lawsuits are in abundance or may be expected, and where other competing products are failing to properly address these issues. Three primary markets, our review and research have indicated are hospitals, hotels and at sites of disaster, such as earth quakes, floods, etc. requiring potable water for human and other consumption and use. Secondary marketing targets are water cooling towers, food processing facilities, retirement homes, spas, schools, industrial plants , public fountains, pools and water slide parks. We plan a similar strategy in Australia and New Zealand.

Our marketing plan is being developed closely with our licensors, Treatec and GreenEng, specifically related to their water treatment products, and will involve, among other things, attending trade shows and undertaking a direct marketing program to certain target customers in North america and Australia and New Zealand. The Company, together with Treatec and GreenEng, is developing separate comprehensive marketing brochures to define the differences between our water treatment technology systems compared to those presently available in the market.

We will develop all the appropriate technical brochures, sales presentations, marketing materials and hire and train a sales team. We intend to initiate meetings with potential customers and attend key trade shows, at which we will present our water treatment technology products. The identification of potential customers will be determined through a comprehensive analysis of the existing water treatment market. We will also seek to develop relationships with scientists, organizations, associations, insurance companies, government agencies and media to further our marketing efforts.

We intend to deliver to target customers comprehensive marketing materials that address the benefits from the purchase and use of our water treatment technology products. Our marketing mission will be focused on educating potential customers by delivering detailed information about how and why our water treatment technology products provide a unique technical solution to their water treatment needs. We also intend to present our products to companies in the construction industry, inviting them to incorporate our water treatment technology products and systems into their new and existing building projects.

Patents, Trademarks, and Copyrights

We have not filed for any patent, trademark or copyright protection to date. To the extent that we determine that such protection may be necessary, our present plan is to work with our existing licensors, Treatec and GreenEng, and any future licensors, using the protection that they may have or obtain.

Employees

During the period from February 2012 to February 2013, Yoseph Zekri was our sole officer, director and employee. On March 15, 2013, we entered into an employment agreement with Mr. Sharar Ginsburg, who received an MBA degree from the Peres Academic Institution in Israel, with a major in Marketing. Mr. Ginsburg has been appointed our CEO and acting CFO and director. Mr. Zekri will continue to serve as Secretary and Chairman. We have no full-time employees. Mr. Ginsberg and Mr. Zekri, provide service to us on an as-needed basis. In addition, we have engaged the services of Tal Yoresh as our representative in Australia and New Zealand. During the next twelve months, under the direction and supervision of Mr. Ginsburg, we expect to assemble a marketing team of both full and part-time employees as well as independent marketing consultants who will be paid on a commission basis, to further our water treatment product distribution business. The implementation and timing of our hiring plan is dependent upon available financial resources.

Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

Governmental Regulation

The U.S. Environmental Protection Agency (EPA) and NSF International (NSF), an independent third party testing laboratory accredited by the EPA, have partnered to form an Environmental Technology Verification (ETV) Protocol that most states and other jurisdictions currently require for water treatment technology products to be sold in their respective states/jurisdictions. To date, none of the Treatec21 or GreenEng water treatment products have been sold or installed in the United States. Unless and until the products that we are licensed to sell are approved, of which there can be no assurance, our water treatment products can not be sold in the U.S. As we continue to raise capital, which initially will be from our existing shareholders, we plan to utilize our limited resources to seek approval from the EPA conducted by NSF International, which process typically takes from nine months to one year and could cost up to $400,000. There can be given no assurance that we will receive approval for the EPA and NSF for our water treatment products.

NSF has in place a Standard 61 leeching test for water disinfection units for potable water systems that is required throughout the U.S. to determine if chemicals or compounds from the unit’s structure are leeched into the water. We believe that a simpler Standard 61 testing protocol for leeched contaminants from the unit can be concurrently done by NSF and is estimated to take about two months. Standard 61 is not overseen directly by the EPA, but is required by individual states to allow products to be sold within their state. Any water treatment device that has “wetted parts”, or parts that come in direct contact with drinking water, must have those parts tested for acceptable levels of leeched contaminants into the drinking water. Specific parts are exposed to different water temperatures and pH level variables for certain lengths of time to determine if any unacceptable levels of contaminants enter the water. Once Standard 61 testing is successfully concluded, of which there can be no assurance, the tested unit category will earn the NSF 61 mark.

In order to enter into the swimming pool and bathing water system market, in which GreenEng participates, a Standard 50 testing must be undertaken to determine if adequate microbial eradication takes place. Each individual state governs its own regulations as related to water disinfection products and the ETV Protocol. California, for example, requires pre-approval of the testing protocol be used for the ETV laboratory testing of microbial eradication so that it meets their standards, and California also requires that certain standards be met depending upon the use of the water disinfection unit, such as Standards 51 and 60. Certain other non-governmental agencies might also be required to inspect the units for adequacy on such things as seismic activity durability.

Electrical safety and grounding testing is another regulation that is typically required by state certification programs, which testing is often done by Underwriter Laboratories (“UL”). This type of approval is necessary for selling and installing any electrical device within the United States. Due to electrical components, motors, and wires, our water treatment technology must undergo an investigation by an accredited product safety laboratory such as UL for testing of equipment risk and certification. This process is estimated to take two months and could cost $25,000 or more.

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the risk factors described in our Registration Statement on Form 10-12G, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factor that relates to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell additional shares of our common stock and further funding may not be available for continued operations.

There is only limited cash on hand to fund our administrative and other operating expenses as a public reporting company as well as our business plan for the next twelve months. In addition, we will require substantial new capital following the executing of the Distribution Agreements. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise approximately $400,000 to seek approval from the EPA conducted by NSF International for our water treatment products, which capital may be raised in the form of loans from current stockholders and/or from public and private equity or debt offerings. Our ability to access capital will also  depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

The Company received a comment letter dated December 19, 2012 related to its registration statement on Form 10-12g (file no. 000-54862) filed on December 2, 2012. The Company is in the process to file an amendment to it Form 10-12g in response to the comments from the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company’s corporate office is located at 1440 West Bitters Road, San Antonio, Texas 78248. This office space, consisting of approximately 100 square feet, is provided to the Company rent-free by our Chairman and secretary and former acting CFO, Joseph Zekri, until such time as the Company either generates revenues from its operations or raises sufficient capital to fund the costs of a dedicated office, as contemplated by our distribution agreements. At present, the Company believes that our present office space is sufficient for the near future.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

The Company’s common stock is subject to quotation on the OTC market under the symbol “ADBI”. There is currently no active trading market in the common stock on the OTC market. There can be no assurance that there will be an active trading market for the common stock once the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.
	Fiscal 2012		Fiscal 2011		Fiscal 2010
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.0078	$0.0032	$0.12	$0.01	$6.90	$1.66
Second Quarter ended June 30	$0.01	$0.0042	$0.03	$0.01	$6.50	$0.98
Third Quarter ended September 30	$0.088	$0.0055	$0.02	$0.01	$1.55	$0.11
Fourth Quarter ended December 31	$0.05	$0.0012	$0.01	$0.01	$1.05	$0.05

As of March 31, 2013, our shares of common stock were held by approximately 166 shareholders. The transfer agent of our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214-3444, Phone: (503) 227-2950.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2012.

Sale of Unregistered Securities

Date	Title	Shares Issued	Persons	Consideration
06/16/2010	Common Stock	500,000	Amos Epstein	For services provided valued at $1.25 per share (1)
06/16/2010	Common Stock	20,000,000	Matthew Schulman, former CEO	For services provided valued at $0.001 per share (1)
06/16/2010	Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.25 per share (1)
06/16/2010	Common Stock	400,000	Kobi Karyam	For services provided valued at $1.25 per share (1)
06/16/2010	Common Stock	500,000	Matthew Schulman, former CEO, CFO	For services provided valued at $1.25 per share (1)
06/16/2010	Common Stock	20,000,000	Steven Plumb, former CFO	For services provided valued at $0.001 per share (1)
06/16/2010	Common Stock	500,000	Shimon Tal	For services provided valued at $1.25 per share (1)
06/16/2010	Common Stock	20,000,000	Henry Blum	For services provided valued at $0.001 per share (1)
06/21/2010	Common Stock	5,689,041	Avi Meir	Converted in terms of agreement, no gain or loss (1)
06/30/2010	Common Stock	1,000,000	American International Indutries, Inc.	For services provided valued at $1.37 per share (1)
06/30/2010	Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.37 per share (1)
06/30/2010	Common Stock	20,000	Lewis K. Harley	For services provided valued at $1.37 per share (1)
06/30/2010	Common Stock	6,500	RapBaisMenachem Foundation	Charitable donation valued at $1.37 per share
06/30/2010	Common Stock	6,500	Yeshiva Mesivta Menachmen	Charitable donation valued at $1.37 per share
06/30/2010	Common Stock	50,000	Scott Wolinsky	In exchange for patent valued at $1.50
02/09/2012	Common Stock	7,020,500	Haim Silber	Conversion of $70,500 in debt into equity

(1) The shares valued at the closing market price on the date of issuance.

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. The recipients in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. All recipients of restricted shares either received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

ITEM 6. SELECTED FINANCIAL DATA Back to Table of Contents

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Overview

Since early 2012, following our transition from our water desalinization technology business, we have been fully involved in furtherance of our plan to serve as a distributor of water treatment products manufactured by established companies in the water treatment industry. During 2012, the Company’s business activities involved business and product research, securing marketing and distribution agreements, preparing a comprehensive business and operating plan, evaluating the regulatory requirements and engaging in related activities prerequisite to being a distributor of water treatment products in certain markets.

During 2012, the Company consulted with third parties, including its shareholders and technical persons known by or introduced to the Company having knowledge of the water treatment industry, in order to evaluate competing water treatment technologies and potential "partners" for which the Company could potentially serve as distributor. These efforts resulted in the execution of Distribution Agreements with Treatec21 and GreenEng, companies that we believe have competitive and innovative water treatment technologies and products.

As discussed under "Recent Developments" above, the Company has successfully entered into Distribution Agreements with both Treatec21 and GreenEng and plans to evaluate other potential water treatment product manufacturers, whether based in Israel or elsewhere, and enter into additional distribution agreements. Our initial focus will be to successfully market and sell the Treatec and GreenEng water treatment products in North America through direct sales and representatives, as well as in Australia and New Zealand through its recently engaged representative, Mr. Tal Yoresh, a resident of Australia. See the discussion under "Marketing Strategy-Water Treatment Technology Products" below. The Company believes that the Treatec21 and GreenEng water treatment products, as well as other water treatment technology products which we believe that we will be able to distribute under new agreements, have the potential to enable us to be competitive in the water treatment markets in which we operate.

Our Business

To implement and complete the first phase of our business plan, having finalized our licenses agreements with Treatec and GreenEng, we estimate that we will require $400,000 to comply with EPA regulatory requirements during the next twelve months. There can be no assurance that we will be successful in raising the requisite capital at terms and conditions satisfactory to the Company, if at all, nor can there be any assurance that we will be successful in negotiating similar distribution agreements. We do not have any financing arrangements in place and we may not be able to secure such financing when and as required. In the event that we are successful in executing license agreements and raising necessary financing, of which there can be no assurance, we will still be dependent upon our ability to successfully implement our business plan in a timely basis.

We currently intend to raise the capital necessary to fund our business through the private offering(s) of our common stock or units consisting of common stock and stock purchase warrants although there can be no assurance that we will be successful in raising equity capital in this manner. Obtaining the requisite capital would be subject to a number of factors including, but not limited to, investor acceptance of our business strategy, general investor sentiment, overall market conditions and the economy in general. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

Initially and for the foreseeable future, we do not plan to develop and/or produce any water treatment products or components on our own. Rather, we plan to act as an exclusive and non-exclusive distributor for certain water treatment products developed by third-parties for sale in the United States, Canada, Australia and New Zealand, based upon our existing license agreements with Treatec and GreenEng.

In furtherance of our business plan, we entered into distribution agreements with Treatec21 Industries Ltd (treatec21.com/Eng/), an Israeli-based public company with securities traded on the Tel Aviv Exchange, and in January 2013 with Green Eng Absolute Green Engineering Ltd (en.greeneng.biz/), also an Israeli company. Both Treatec21 and Green Eng are engaged in the water treatment industry with Treatec having significant sales in Israel, China and Europe, while most of GreenEng sales are in Israel. While there can be no assurance, the Company believes that it will be able to successfully enter into licensing agreements with other companies in the water treatment industry during 2013.

Results of Operations during the year ended December 31, 2012 as compared to the year ended December 31, 2011

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During 2012, we incurred $91,985 in net loss due to  expenses consisting of general and administrative expenses of $66,850 and interest expenses of $25,135 during the year ended December 31, 2012 compared to a net loss of $31,392 due to expenses consisting of general and administrative expenses of $16,535 and interest expenses of $14,857 during the year ended December 31, 2011.

Liquidity and Capital Resources

On December 31, 2012, we had total assets of $3,809 consisting of $2,900 in cash and $909 in prepaid expenses as compared to no assets as of December 31, 2011. We had total current liabilities of $116,479 consisting of $31,383 in accrued expenses and a convertible note in the amount of $85,096 compared to accrued expenses of $36,699 and a convertible note in the amount of $100,000 on December 31, 2011. Our accumulated deficits as of December 31, 2012 and 2011 were $2,314,125 and $2,222,140, respectively.

We used $53,226 in our operating activities during the year 2012, which was due to a net loss of $91,985 offset by an increase in accounts payable and accrued expenses of $15,058, amortization of debt discount of $12,610, $12,000 in donated services and change in prepaid expenses of $909. We used $0 in our operating activities during the year 2011, which was due to a net loss of $31,392 offset by an increase in accounts payable and accrued expenses of $19,392 and $12,000 in donated services.

We financed our negative cash flow from operations in 2012 through borrowings in the amount of $56,126. We had no financing activities in 2011.

We do not have sufficient capital resources to effectuate our business plan. We estimate that we will require $400,000 to comply with EPA regulatory requirements during the next twelve months. Accordingly, we plan to raise these funds through a private offering of our equity securities or through issuance of convertible debt instruments. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last at least twelve months.

There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to facilitate our business plan may have a material adverse effect on our financial condition and future prospects. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2012, we did not have any contractual obligations.

Critical Accounting Policies

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

Property and Equipment New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of Independent Registered Public Accounting Firm	17
Report of Independent Registered Public Accounting Firm	18
Financial Statements:

Balance Sheets as of December 31, 2012 and December 31, 2011	19
Statements of Operations for the Years Ended December 31, 2012 and December 31, 2011, and Period From Re-Entering Development Stage (January 1, 2010) to December 31, 2012	20
Statements of Changes in Stockholders' Equity for the Period from Re-Entry into the Development Stage (January 1, 2010) to December 31, 2012	21
Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011, and Period From Re-Entering Development Stage (January 1, 2010) to December 31, 2012	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
ADB International Group, Inc.
San Antonio, Texas

We have audited the accompanying balance sheet of ADB International Group, Inc. (A Development Stage Company) as of December 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ADB International Group, Inc. as of December 31, 2011, were audited by other auditors whose report dated March 31, 2012 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADB International Group, Inc. as of December 31, 2012 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

Michael F. Cronin
Certified Public Accountant
Orlando, FL 32708

Board of Directors and Shareholders
ADB International Group, Inc
West Palm Beach, Florida

I have audited the accompanying consolidated balance sheets of ADB International Group, Inc. as of December 31, 2011 and the related statements of operations, stockholders' deficiency and cash flows for the then year ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADB International Group, Inc. as of December 31, 2011 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a $31,000 loss from operations. The Company may not have adequate readily available resources to fund operations through 2012. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

March 31, 2012
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
FL NY

Orlando, Florida

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$2,900	$-
Prepaid expenses	909	-
Total current assets	3,809	-

Total Assets	$3,809	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accrued expenses	$31,383	$36,699
Convertible notes payable to related parties	85,096	100,000
Total current liabilities	116,479	136,699

Stockholders' deficiency:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
76,994,799 and 69,974,299 issued and outstanding at December 31, 2012 and 2011, respectively	76,995	69,974
Additional paid in capital	2,124,460	2,015,467
Deficit accumulated before re-entry to the development stage	(1,131,316)	(1,131,316)
Accumulated deficit after re-entry to development stage	(1,182,809)	(1,090,824)
Total stockholders' equity (deficit)	(112,670)	(136,699)
Total Liabilities and Stockholders' Equity (Deficit)	$3,809	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2012

			For the period from
			re-entering development
	For the year	For the year	stage (January 1, 2010)
	ended	ended	to December 31, 2012
	December 31, 2012	December 31, 2011	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	66,850	16,535	1,127,612
Total costs and expenses	66,850	16,535	1,127,612

Other income (expense)
Interest expense	25,135	14,857	55,197

Loss from continuing operations before income taxes	(91,985)	(31,392)	(1,182,809)
Income tax	-	-	-

Net loss	$(91,985)	$(31,392)	$(1,182,809)

(Loss) per common share - basic and diluted
Continuing operations	-	-
Basic and diluted net loss	$-	$-

Weighted average number of common shares outstanding (basic and diluted)	76,227,531	69,974,299

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR PERIOD FROM RE-ENTRY INTO THE DEVELOPMENT STAGE (JANUARY 1, 2010) UNTIL DECEMBER 31, 2012

			Additional	Accumulated	Accumulated	Total
	Common		Paid-in	Deficit after Re-Entry	Deficit before Re-Entry	Stockholders'
	Shares	Amount	Capital	to Development Stage	to Development Stage	Equity (Deficit)
Balance at December 31, 2009	300,258	$300	$1,022,514	$-	$(1,131,316)	$(108,500)
Stock issued for cash	2,000	2	1,998			2,000
Stock issued for services	63,983,000	63,983	927,754			991,737
Stock issued upon conversion of debt	5,689,041	5,689	51,201			56,890
Net loss				(1,059,432)	-	(1,059,432)
Balance at December 31, 2010	69,974,299	$69,974	$2,003,467	$(1,059,432)	$(1,131,316)	$(117,307)
Donated services and rent	-	-	12,000	-	-	12,000
Net loss	-	-	-	(31,392)	-	(31,392)
Balance at December 31, 2011	69,974,299	$69,974	$2,015,467	(1,090,824)	$(1,131,316)	$(136,699)
Note converted	7,020,500	7,021	63,479	-	-	70,500
Donated services and rent	-	-	12,000	-	-	12,000
Discount on convertible note			33,514			33,514
Net loss	-	-	-	(91,985)	-	(91,985)
Balance at December 31, 2012	76,994,799	$76,995	$2,124,460	$(1,182,809)	$(1,131,316)	$(112,670)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD
FROM RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2010) TO DECEMBER 31, 2012

			For the period from re-entering
	For the year ended	For the year ended	development stage (January 1, 2010)
	December 31, 2012	December 31, 2011	to December 31, 2012 (Unaudited)

Cash flows from operating activities:
Net loss	$(91,985)	$(31,392)	$(1,182,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	12,610	-	12,610
Expenses paid by issuance of equity instruments	-	-	6,890
Donated services	12,000	12,000	1,065,737
Changes in assets and liabilities:
Increase in prepaid expenses	909	-	909
Increase (decrease) in accounts payable and accrued expenses	15,058	19,392	41,262
Cash provided by (used in) operating activities	(53,226)	-	(55,401)

Cash flow from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from issuance of convertible notes payable	56,126	-	56,126
Cash provided by financing activities	56,126	-	58,126

Change in cash	2,900	-	2,725

Cash - beginning of period	-	-	175

Cash - end of period	$2,900	$-	$2,900

Non cash transactions:
Conversion of debt into equity	$70,500	$-	$127,390
Discount on convertible debt	$33,514	$-	$33,514

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Background and Significant Accounting Policies
December 31, 2012

The Company

Organizational Background: ADB International Group, Inc., (“ADBI” or the “Company”) is a New Jersey corporation based in Florida with offices in Israel. ADB International Group, Inc. (“ADB”) is a holding company with two subsidiaries. Centriforce Technology Corp (Centriforce), which is wholly owned by ADB, and Subsea Oil Technologies, Inc.

Significant Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

Property and Equipment: New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Development Stage Enterprise: As of January 1, 2010, the Company re-entered the development stage. The financial statements have been updated to reflect this change as of this date.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock: We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at December 31, 2012
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2011
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets at fair value	$-	$-	$-	$-

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due. If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Financial Statements
December 31, 2012

1. Income Taxes

We have adopted ASC 740, Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2007 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

		December 31
		2012		2011
Deferred tax assets:	$		$
Net operating loss carry forward		(191,901)		(168,320)
Valuation allowance for deferred tax assets		191,901		168,320
Net deferred asset		$-		$-

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

2. Commitments

The Company is not a party to any leases and does not have any commitments.

3. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

In June 2010, the Company issued the following shares of common stock:

Common Stock	500,000	Amos Epstein	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Matthew Schulman, former CEO	For services provided valued at $0.001 per share (1)
Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.25 per share (1)
Common Stock	400,000	Kobi Karyam	For services provided valued at $1.25 per share (1)
Common Stock	500,000	Matthew Schulman, former CEO, CFO	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Steven Plumb, former CFO	For services provided valued at $0.001 per share (1)
Common Stock	500,000	Shimon Tal	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Henry Blum	For services provided valued at $0.001 per share (1)
Common Stock	5,689,041	Avi Meir	Converted in terms of agreement, no gain or loss
Common Stock	1,000,000	American International Indutries, Inc.	For services provided valued at $1.37 per share (1)
Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.37 per share (1)
Common Stock	20,000	Lewis K. Harley	For services provided valued at $1.37 per share (1)
Common Stock	6,500	RapBaisMenachem Foundation	Charitable donation valued at $1.37 per share
Common Stock	6,500	Yeshiva Mesivta Menachmen	Charitable donation valued at $1.37 per share
Common Stock	50,000	Scott Wolinsky	In exchange for patent valued at $1.50

(1) The shares valued at the closing market price on the date of issuance.

In 2011, our former CEO provided services to the Company without cost valued at $12,000.

In 2012, and since re-entereing development stage, the Company issued 7,020,500 shares in connection with the convertion of debt into equity.

Stock Issued upon conversion of debt

During the year ended December 31, 2012, we issued 7,020,500 shares of our common stock in settlement of $50,000 due to a former related party plus associated accrued interest of $20,500. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Preferred Stock

We are currently authorized to issue up to 10,000,000 shares of $ 0.001 preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock Options

There are no employee or non-employee option grants.

4. Disposition of Inactive Subsidiaries

On January 30, 2012 ADBI relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time and there were no related liabilities for either entity.

5. Convertible Notes

During 2012, the Company received a total of $56,126 through the issuance of convertible notes to 5 shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense on the amount of $25,135 during 2012 and $12,610 in amortization of debt discount during 2012.

6. Related Party Transactions

Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $9,600 for 2012 and 2011. He also provided without cost to the Company office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended December 31, 2012 and 2011.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered  on January 1, 2010 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

On January 17, 2013, we entered into a distribution agreement with GreenEng (the "GreenEng Distribution Agreement"), pursuant to which the Company has been granted the rights to distribute the GreenEng water treatment products and technology in the United States on a non-exclusive basis. See the discussion of the GreenEng Distribution Agreement under "Material Terms of the GreenEng Agreement" above.

On February 21, 2013, we entered into a Representative Services Agreement with Mr. Tal Yoresh. Mr. Yoresh is a resident of Australia and has many years of experience representing Israeli technology companies in both Australia and New Zealand. See the discussion of the Treatec Distribution Agreement under "Material Terms of the Treatec Agreement" above.

On March 17, 2013, we entered into an employment agreement with Mr. Shahar Ginsberg, who received an MBA degree from the Peres Academic Institution in Israel, with a major in Marketing. Mr. Ginsberg has been appointed our CEO, acting CFO and director.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2012. Management has identified corrective actions for the weakness and has begun implementation during the second quarter of 2013.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Shahar Ginsberg (1)	29	CEO and CFO	03/2013
Yoseph Zekri	55	Secretary and Chairman	02/2012

(1) On March 17, 2013, we entered into a three year employment agreement with Sharar Ginsbur pursuan to which Mr. Ginsburg receives $750 per month in compensation.

Shahar Ginsberg, 29, was appointed as our CEO and CFO effective March 17, 2013. Mr. Ginsburg received his MBA from Peres Academic Institution in Israel in 2012 with a major in finance and marketing. He received his undergraduate degree with a major in marketing. During the past two years, Mr. Ginsburg was employed by Israel's International Bank, Commercial Banking Division, involved in economic and marketing planning. His duties including initiating marketing and business development activities, identifying, analyzing contacting potential commercial clients with revenues ranging between $10,000,000 to $50,000,000. Following his financial analysis of the potential clients, Mr. Ginsburg would coordinate introductions and oversee the establishment of business relationships with the proper team at Israel's International Bank. Prior to joining Israel's International Bank, Mr. Ginsburg was employed for over three years by a private company as business development and marketing supervisor.

Yoseph Zekri, 54, prior to becoming our Secretary on March 17, 2013, Mr. Zekri had been our CEO and CFO since February 2012. Mr. Zekri has extensive experience as a senior executive officer of private businesses, serving since 2010 as CEO and President of Solution's USA, LLC, a private company engaged in importing and selling furniture on both wholesale and retail basis.

Director Independence

In determining whether or not our director is considered independent the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that both our director is independent.

NASDAQ Rule 4200

The  NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Directors’ Term of Office

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified.

Board Meetings

During the year ended December 31, 2012, the board of directors had three board meetings.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee

We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and board chairman positions. The Company believes that this board leadership structure is the most appropriate for the Company because the Company is a development stage company and at this early stage it believes that it is more efficient to have the Chairmanship of the Board combined with the principal executive officer of the Company.

The challenges faced by the Company at this stage – obtaining financing and implementing a marketing and sales plan – are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Sharar Ginsburg is uniquely suited to fulfill both positions of responsibility because he possesses both technical knowledge and management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the fourth quarter of 2013.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by our Board of Directors. Thus, there is a potential conflict of interest in that our Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our Executives or Directors.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders has not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2012, 2011 and 2010.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Yoseph Zekri, CEO, CFO and Chairman (1)	2012	8,250	0	0	0	0	0
	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0
Matthew Schulman, former CEO and Chairman (2)	2012	3,000	0	0	0	0	0
	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0
Steven M. Plumb, former CFO and director (3)	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0
	2010	0	0	0	0	0	0

(1) Mr. Zekri became the Company's CEO, CFO and Chairman in February 2012 and receives $750 per month in compensation for serving as officer and director. He resigned as CEO and CFO on March 17, 2013 and became Secretary of the Company at which time Mr. Ginsberg became the Company's CEO and CFO.
(2) Mr. Schulman became the Company's CEO and Chairman 2008 and resigned in February 2012. He has not received any cash compensation for serving as officer and director.
(3) Mr. Plumb became the Company's CFO and Chairman 2008 and resigned in February 2012. He has not received any cash compensation for serving as officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock securities and the beneficial ownership of Registrant's director and executive officer. As of March 31, 2013, the Registrant had 76,994,799 shares of common stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Shahar Ginsberg, CEO and CFO	0	0%
1440 W. Bitters Road, #1931, San Antonio, TX 78248

Yoseph Zekri, Secretary and Chairman	21,307,987	27.67%
1440 W. Bitters Road, #1931, San Antonio, TX 78248

Ron Weissberg	6,687,900	8.68%
7 Hamitnachalim Street, Ganey Yehuda, Israel
Director and Officer (2 people)	21,307,987	27.67%

(1) Applicable percentage ownership is based on 76,994,799 shares of common stock outstanding as of March 31, 2013. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

On February 9, 2012, the Company issued 7,020,500 shares upon the conversion of a $50,000 convertible note plus accrued interest of $20,500, which note was due to Haim Silber, a former related party.

The Company’s corporate office consists of approximately 100 square feet and is provided to the Company rent-free by his CEO. This arrangement remains in place until such time that the Company generates revenues from its operations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2012. The Company's financial statements for the year ended December 31, 2011 were audited by Michael F. Cronin, CPA ("MFC").

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK and MFC for the audit of the Registrant's annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by MK and MFC during those periods.

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit fees (1)	$3,475	$4,500
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
(1) Audit fees consist of audit and review services, consents and review of documents filed with the SEC.
(2) Audit-related fees consist of assistance and discussion concerning financial accounting and reporting standards and other accounting issues.
(3) Tax fees consist of preparation of federal and state tax returns, review of quarterly estimated tax payments, and consultation concerning tax compliance issues.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
10.1	Distribution Agreement between the Company and Treatec21 Industries Ltd, filed herewith
10.2	Distribution Agreement between the Company and Green Eng Ltd, filed herewith
31.1	Certification of President and CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: April 12, 2013