Form 10-K/A
period 2012-12-31
ADB International Group, Inc.
filed 2013-04-23
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to correct an error on the cover page that indicated that the Company is a shell company.

There are no other changes to the Original Form 10-K other than the one outlined above. Except as required to reflect the change noted above, this Amendment No. 1 on Form 10-K does not purport to provide a general update or discussion of any other developments involving the Company subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K as filed on April 12, 2013 with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: April 23, 2013