Form 10-Q
period 2013-03-31
ADB International Group, Inc.
filed 2013-05-09
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission file number 0-54862

ADB INTERNATIONAL GROUP, INC.
(Exact Name Of Registrant As Specified In Its Charter)

New Jersey	90-0964924
(State of Incorporation)	(I.R.S. Employer Identification No.)

1440 West Bitters Road, #1931, San Antonio, TX	78248
(Address of Principal Executive Offices)	(ZIP Code)

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$2,687	$2,900
Prepaid expenses	9	909
Total current assets	2,696	3,809

Total Assets	$2,696	$3,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$32,826	$31,383
Convertible notes payable to related parties, net of discount	94,859	85,096
Total current liabilities	127,685	116,479

Stockholders' deficiency:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
76,994,799 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	76,995	76,995
Additional paid in capital	2,142,460	2,124,460
Deficit accumulated before re-entry to the development stage	(1,131,316)	(1,131,316)
Accumulated deficit after re-entry to development stage	(1,213,128)	(1,182,809)
Total stockholders' (deficit)	(124,989)	(112,670)
Total Liabilities and Stockholders' (Deficit)	$2,696	$3,809

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2010) TO MARCH 31, 2013

			For the period from
			re-entering development
	For the three	For the three	stage (January 1, 2010)
	months ended	months ended	to March 31, 2013
	March 31, 2013	March 31, 2012	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	16,329	13,531	1,143,941
Total costs and expenses	16,329	13,531	1,143,941

Other income (expense)
Interest expense	13,990	3,161	69,187

Loss from continuing operations before income taxes	(30,319)	(16,692)	(1,213,128)
Income tax	-	-	-

Net loss	$(30,319)	$(16,692)	$(1,213,128)

(Loss) per common share - basic and diluted
Continuing operations	-	-
Basic and diluted net loss	$-	$-

Weighted average number of common shares outstanding (basic and diluted)	76,994,799	73,908,865

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2010) TO MARCH 31, 2013

	For the three	For the three	For the period from re-entering
	months ended	months ended	development stage (January 1, 2010)
	March 31, 2013	March 31, 2012	to March 31, 2013 (Unaudited)

Cash flows from operating activities:
Net loss	$(30,319)	$(16,692)	$(1,213,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,763	-	22,373
Expenses paid by issuance of equity instruments	-	-	6,890
Donated services	3,000	-	1,068,737
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	900	(7,200)	1,809
Increase (decrease) in accounts payable and accrued expenses	1,443	4,279	42,705
Cash provided by (used in) operating activities	(15,213)	(19,613)	(70,614)

Cash flow from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from issuance of convertible notes payable	15,000	24,846	71,126
Cash provided by financing activities	15,000	24,846	73,126

Change in cash	(213)	5,233	2,512
Cash - beginning of period	2,900	-	175
Cash - end of period	$2,687	$5,233	$2,687

Non cash transactions:
Conversion of debt into equity	$-	$70,500	$127,390
Discount on convertible debt	$15,000	$-	$48,514

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Unaudited Financial Statements
March 31, 2013

1.    The Company and Significant Accounting Policies

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

Fair Value Measurements at March 31, 2013
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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month period ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

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

3. Disposition of Inactive Subsidiaries

On January 30, 2012 ADBI relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time.

4. Convertible Notes

During the three months ended March 31, 2013, we received $15,000 through the isuance of two convertible notes. The notes bear interest at the rate of 15% per annum and have a maturity date of 12 months. The notes are convertible into common stock par value $0.0038 per share and the Company recorded amortization expenses related to their beneficial conversion features of $2,014 during the three months ended March 31, 2013. The Company recorded total interest expense in the amount of $13,990 during the three months ended March 31, 2013 including a total of $9,763 in amortization of debt discount during the three months ended March 31, 2013.

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

5. Related Party Transactions

During the three months ended March 31, 2013, we recorded $3,000 of donated rent and services described below as expense and donated capital. Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $2,400 for the three months ended March 31, 2013. He also provided without cost to the Company office space valued at $200 per month, which totaled $600 for the three-month period ended March 31, 2013.

6. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered  on January 1, 2010 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended March, 31, 2013.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

Results of Operations during the three-months period ended March 31, 2013 as compared to the three-months period ended March 31, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three months ended March 31, 2013, we incurred a net loss of $30,319 due to general and administrative expenses of $16,329 and interest expenses of $13,990 compared to a net loss of $16,692 during the same period in the prior year due general and administrative expenses of $13,531 and interest expenses of $3,161.

Liquidity and Capital Resources

On March 31, 2013, we had total assets of $2,696 consisting of $2,687 in cash and $9 in prepaid expenses. We had total current liabilities of $127,685 consisting of $32,826 in accrued expenses and convertible notes in the amount of $94,859. Our accumulated deficit as of March 31, 2013 was $2,344,444.

We used $15,213 in our operating activities during the three months period ended March 31, 2013, which was due to a net loss of $30,319 and an increase in accounts receivable by $900, offset by an increase in accounts payable and accrued expenses of $1,443, amortization of debt discount of $9,763 and $3,000 in donated services. We used $19,613 in our operating activities during the three month period ended March 31, 2012, which was due to a net loss of $16,692 and an increase in accounts receivable by $7,200 offset by an increase in accounts payable and accrued expenses of $4,279.

We financed our negative cash flow from operations during the three months ended March 31, 2013 through borrowings in the amount of $15,000 compared to financing activities of $24,846 during the same period in the prior year. We had no investing activities during the three months ended March 31, 2013 and 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in internal controls. During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS Back to Table of Contents

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES Back to Table of Contents

None.

ITEM 4. MINE SAFTY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: May 9, 2013