Form 10-Q
period 2013-06-30
ADB International Group, Inc.
filed 2013-07-31
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

On June 30, 2013, the Registrant had 76,994,799 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	June 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$9,453	$2,900
Prepaid expenses	9	909
Total current assets	9,462	3,809

Total Assets	$9,462	$3,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accrued expenses	$37,390	$31,383
Convertible notes - payable to related parties, net of discount	110,804	85,096
Total current liabilities	148,194	116,479

Stockholders' deficiency:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
76,994,799 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	76,995	76,995
Additional paid-in capital	2,174,603	2,124,460
Deficit accumulated before re-entry to the development stage	(1,131,316)	(1,131,316)
Accumulated deficit after re-entry to development stage	(1,259,014)	(1,170,809)
Total stockholders' deficiency	(138,732)	(112,670)
Total Liabilities and Stockholders' Equity	$9,462	$3,809

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
For the Three and Six Month Periods Ended June 30, 2013 and 2012
And From the Period Re-Entering Development Stage (January 1, 2010) to June 30, 2013
(Unaudited)

					For the period
					from re-entering
					development stage
	For the three	For the three	For the six	For the six	(January 1, 2010)
	months ended	months ended	months ended	months ended	to June 30, 2013
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	26,234	10,654	42,563	24,185	1,170,175
Total costs and expenses	26,234	10,654	42,563	24,185	1,170,175

Other income (expense)
Interest expense	(19,652)	(4,996)	(33,642)	(8,157)	(88,839)

Loss from continuing operations before income taxes	(45,886)	(15,650)	(76,205)	(32,342)	(1,259,014)
Income tax	-	-	-	-	-

Net loss	$(45,886)	$(15,650)	$(76,205)	$(32,342)	$(1,259,014)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	76,994,799	76,994,799	76,994,799	75,451,832

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Three and Six Month Periods Ended June 30, 2013 and 2012
And From the Period Re-Entering Development Stage (January 1, 2010) to June 30, 2013
(Unaudited)

			For the period
			from re-entering
	For the six	For the six	development stage
	months ended	months ended	(January 1, 2010) to
	June 30, 2013	June 30, 2012	June 30, 2013 (Unaudited)

Cash flows from operating activities:
Net loss	$(76,205)	$(32,342)	$(1,259,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	6,000	-	1,071,737
Expenses paid by issuance of equity instruments	-	-	6,890
Amortization of debt discount	24,851	2,110	37,461
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	900	(7,350)	1,809
Increase (decrease) in accounts payable and accrued expenses	6,007	4,297	47,269
Cash provided by (used in) operating activities	(33,447)	(33,285)	(93,848)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	-	2,000
Proceeds from issuance of convertible notes	45,000	36,836	101,126
Cash provided by financing activities	45,000	36,836	103,126

Change in cash	6,553	3,551	9,278
Cash - beginning of period	2,900	-	175
Cash - end of period	$9,453	$3,551	$9,453

Supplemental Cash Flow Disclosure:
Debt converted to common stock	$-	$70,500	$127,390
Discount on convertible debt	$44,143	$12,114	$77,657

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Unaudited Financial Statements
June 30, 2013

1. The Company and Significant Accounting Policies
Organizational Background: ADB International Group, Inc., (“ADBI” or the “Company”) is a New Jersey corporation, based in San Antonio, TX, with offices in Israel.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

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

Fair Value Measurements at June 30, 2013
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

Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:
-    Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-    Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.
The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

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
In 2012, and since re-entereing development stage, the Company issued 7,020,500 shares in connection with the conversion of debt into equity.

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

4. Convertible Notes
During the six months ended June 30, 2013, we received $45,000 through the issuance of seven convertible notes. The notes bear interest at the rate of 15% per annum and have a maturity date of 12 months. The notes are convertible into common stock $0.0035 per share and the Company recorded amortization expenses related to their beneficial conversion features of $24,851 during the six months ended June 30, 2013. The Company recorded total interest expense in the amount of $33,642 during the six months ended June 30, 2013 including a total of $24,851 in amortization of debt discount and $8,791 in accrued interest.

During the six months ended June 30, 2012, the Company received a total of $36,836 through the issuance of six convertible notes. The notes bear interest at the rate of 15% per annum and have a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense on the amount of $8,157 during that period including a total of $2,110 in amortization of debt discount and $6,047 in accrued interest.

5. Related Party Transactions
During the six months ended June 30, 2013, we recorded $6,000 of donated rent and services described below as expense and donated capital. Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $4,800 for the six months ended June 30, 2013. He also provided without cost to the Company office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2013.

6. Development Stage Activities and Going Concern
The Company is currently in the development stage, which it re-entered on January 1, 2010 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events
There were no subsequent events following the period ended June, 30, 2013.

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

In furtherance of our refocused efforts during 2011, on February 10, 2012, we entered into a non-binding Memorandum of Understanding ("MOU") with Treatec21 Industries Ltd, (treatec21.com/Eng/), an major Israeli-based private company ("Treatec"), fully owned subsidiary for Yaad that listed on the Tel Aviv Stock Exchange ("TASE") which contemplated the grant by Treatec of certain distribution rights to Treatec''s products in New Zealand , Australia , Canada and the US . Shortly thereafter, on February 28, 2012, we entered into a non-binding MOU with Green Eng Ltd, (en.greeneng.biz/), an Israeli company ("GreenEng") engaged in the water treatment industry. The GreenEng MOU also contemplated the grant to the Company of non-exclusive distribution rights to GreenEng's products in the US and Canada.

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

Results of Operations during the three and six-months periods ended June 30, 2013 as compared to the three and six-months periods ended June 30, 2012
We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three and six months ended June 30, 2013, we incurred a net loss of $45,886 and $76,205, respectively, due to general and administrative expenses of $26,234 and $42,563, respectively, and interest expenses of $19,652 and $33,642, respectivley, compared to net losses of $15,650 and $32,342 during the same three and six month periods in the prior year due to general and administrative expenses of $10,654 and $24,185 and interest expenses of $4,996 and $8,157, respectively.

Liquidity and Capital Resources
At June 30, 2013, we had total assets of $9,462 consisting of $9,453 in cash and $9 in prepaid expenses, compared to total assets of $3,809 at December 31, 2012 consisting of $2,900 in cash and $909 in prepaid expenses. At June 30, 2013, we had total current liabilities of $148,194 consisting of $37,390 in accrued expenses and convertible notes in the amount of $110,804 compared to total current liabilities of $116,479 consisting of accrued expenses of $31,383 and convertible notes of $85,096 at December 31, 2012. Our accumulated deficit as of June 30, 2013 was $2,390,330.

We used $38,447 in our operating activities during the six month period ended June 30, 2013, which was primarily due to a net loss of $76,205 offset by an increase in accounts payable and accrued expenses of $6,007, amortization of debt discount of $24,851 and $6,000 in donated services. We used $33,285 in our operating activities during the three-month period ended June 30, 2012, which was due to a net loss of $33,242 and an increase in prepaid expenses by $7,350 offset by an increase in accounts payable and accrued expenses of $4,297 and debt discount amortization of $2,010.

We financed our negative cash flow from operations during the three and six months ended June 30, 2013 through borrowings in the amount of $45,000 evidenced by convertible notes compared to financing activities of $36,836 during the same period in the prior year. We had no investing activities during the three and six months ended June 30, 2013 and 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.
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

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: July 30, 2013