Form 10-Q/A
period 2013-06-30
ADB International Group, Inc.
filed 2013-08-13
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
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

None.

ITEM 4. MINE SAFETY DISCLOSURE. Back to Table of Contents

Not applicable.

ITEM 5. OTHER INFORMATION Back to Table of Contents

Not applicable.

ITEM 6. EXHIBITS Back to Table of Contents

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith.
32	Section 906 of the Sarbanes-Oxley Act of 2002 of Sharar Ginsberg, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: August 13, 2013