Form 10-Q
period 2013-09-30
ADB International Group, Inc.
filed 2013-11-14
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On November 14, 2013, the Registrant had 76,994,799 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	September 30, 2013
	(Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash	$968	$2,900
Prepaid expenses	9	909
Total current assets	977	3,809

Total Assets	$977	$3,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accrued expenses	$41,341	$31,383
Convertible notes - payable to related parties, net of discount	126,545	85,096
Total current liabilities	167,886	116,479

Stockholders' equity (deficit):
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
76,994,799 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	76,995	76,995
Additional paid-in capital	2,280,103	2,224,460
Deficit accumulated before re-entry to the development stage	(1,181,316)	(1,181,316)
Accumulated deficit after re-entry to development stage	(1,342,691)	(1,232,809)
Total stockholders' equity (deficit)	(166,909)	(112,670)
Total Liabilities and Stockholders' Equity (Deficit)	$977	$3,809

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
And From the Period Re-Entering Development Stage (January 1, 2010) to September 30, 2013
(Unaudited)

					For the period
					from re-entering
					development stage
	For the three	For the three	For the nine	For the nine	(January 1, 2010)
	months ended	months ended	months ended	months ended	to September 30, 2013
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	12,610	9,091	55,173	33,276	1,182,785
Total costs and expenses	12,610	9,091	55,173	33,276	1,182,785

Other income (expense)
Interest expense	(21,067)	(3,283)	(54,709)	(9,330)	(159,906)

Loss from continuing operations before income taxes	(33,677)	(12,374)	(109,882)	(42,606)	(1,342,691)
Income tax	-	-	-	-	-

Net loss	$(33,677)	$(12,374)	$(109,882)	$(42,606)	$(1,342,691)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding (basic and diluted)	76,994,799	77,024,299	76,994,799	75,840,722

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2013 and 2012
And From the Period Re-Entering Development Stage (January 1, 2010) to September 30, 2013
(Unaudited)

			For the period
			from re-entering
	For the nine	For the nine	development stage
	months ended	months ended	(January 1, 2010) to
	September 30, 2013	September 30, 2012	September 30, 2013 (Unaudited)

Cash flows from operating activities:
Net loss	$(109,882)	$(42,606)	$(1,342,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	9,000	9,000	1,024,737
Amortization of debt discount	40,592	5,696	103,202
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	900	-	1,809
Increase (decrease) in accounts payable and accrued expenses	9,958	(8,166)	108,110
Cash provided by (used in) operating activities	(49,432)	(36,076)	(104,833)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	-	2,000
Proceeds from issuance of convertible notes	47,500	36,836	103,626
Cash provided by financing activities	47,500	36,836	105,626

Change in cash	(1,932)	760	793
Cash - beginning of period	2,900	-	175
Cash - end of period	$968	$760	$968

Supplemental Cash Flow Disclosure:
Debt converted to common stock	$-	$70,500	$127,390
Discount on convertible debt	$46,643	$-	$130,157

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Unaudited Interim Financial Statements
September 30, 2013

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

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

Fair Value of Financial Instruments: As defined in ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), fair value is based on the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

• Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

• Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.

• Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at September 30, 2013
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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

In June 2010, the Company issued the following shares of common stock:

Common Stock	500,000	Amos Epstein	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Matthew Schulman, former CEO	Valued at fair value of services provided or $0.001 per share (1)
Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.25 per share (1)
Common Stock	400,000	Kobi Karyam	For services provided valued at $1.25 per share (1)
Common Stock	500,000	Matthew Schulman, former CEO, CFO	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Steven Plumb, former CFO	Valued at fair value of services provided or $0.001 per share (1)
Common Stock	500,000	Shimon Tal	For services provided valued at $1.25 per share (1)
Common Stock	20,000,000	Henry Blum	Valued at fair value of services provided or $0.001 per share (1)
Common Stock	5,689,041	Avi Meir	Converted in terms of agreement, no gain or loss
Common Stock	1,000,000	American International Indutries, Inc.	For services provided valued at $1.37 per share (1)
Common Stock	500,000	Ian Hurwitz	For services provided valued at $1.37 per share (1)
Common Stock	20,000	Lewis K. Harley	For services provided valued at $1.37 per share (1)
Common Stock	6,500	RapBaisMenachem Foundation	Charitable donation valued at $1.37 per share
Common Stock	6,500	Yeshiva Mesivta Menachmen	Charitable donation valued at $1.37 per share
Common Stock	50,000	Scott Wolinsky	In exchange for patent valued at $1.50

(1) The shares valued at the closing market price on the date of issuance except of shares issued to Matthew Schulman, former CEO, Steven Plumb, former CFO and Henry Blum, whose shares were valued ar fair value of services provided.
In 2011, our former CEO provided services to the Company without cost valued at $12,000.
In 2012, and since re-entereing development stage, the Company issued 7,020,500 shares in connection with the conversion of debt into equity.

In 2011, our former CEO provided services to the Company without cost valued at $12,000.

In 2012, and since re-entering development stage, the Company issued 7,020,500 shares in connection with the conversion of debt into equity.

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

4. Convertible Notes

During the nine months ended September 30, 2013, we received $47,500 through the issuance of eight convertible notes. The notes bear interest at the rate of 15% per annum and have a maturity date of 12 months. The notes are convertible into common stock $0.0035 per share and the Company recorded amortization expenses related to their beneficial conversion features of $40,592 during the nine months ended September 30, 2013. The Company recorded total interest expense in the amount of $54,709 during the nine months ended September 30, 2013 including a total of $40,592 in amortization of debt discount and $14,117 in accrued interest.

During the nine months ended September 30, 2012, we received a total of $36,836 through the issuance of eight convertible notes. The notes bear interest at the rate of 15% per annum and have a maturity date of 12 months. The notes are convertible into common stock $0.001 per share. The Company recorded interest expense in the amount of $9,330 during that period including a total of $5,696 in amortization of debt discount and $3,634 in accrued interest.

5. Related Party Transactions

During the nine months ended September 30, 2013, we recorded $9,000 of donated rent and services as expense and donated capital. Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $7,200 for the nine months ended September 30, 2013. He also provided without cost to the Company office space valued at $200 per month, which totaled $1,800 for the nine-month period ended September 30, 2013.

6. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered on January 1, 2010 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended September, 30, 2013.

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

Recent Developments

On December 17, 2012, we entered into a cooperation and distribution agreement with Treatec (the "Treatec Distribution Agreement") pursuant to which we were granted the certain rights to distribute Treatec's water treatment products in Australia ,New Zealand ,the United States and Canada ("North America") on a non-exclusive basis. In connection with the Treatec Distribution Agreement and in order to enhance our ability to develop a market presence for the Treatec products in the Australia and New Zealand, we entered into a Representative Services Agreement dated February 21, 2013 with Mr. Tal Yoresh. Mr. Yoresh is a resident of Australia and has many years of experience representing Israeli technology companies in both Australia and New Zealand. Following his appointment as our Regional Marketing Representative, Mr. Yoresh has had meetings with representatives of governmental agencies, both local and regional, and potential private sector customers, principally in Australia and to a lesser extent in New Zealand, presenting the Treatec line of water treatment products. See the discussion below regarding Treatec's increasing market presence in Asia and the Pacific Rim. Also see the discussion of the Treatec Distribution Agreement under "Material Terms of the Treatec Agreement" below.

In May 2012, Treatec entered into a five-year agreement with Shunde Dowell Technological and Environmental Engineering Co. Ltd, a major Chinese corporation ("Shunde Dowell") with an established presence in the Pearl River Delta, among other areas throughout China, as well as in Viet Nam and elsewhere in SE Asia. Pursuant to this Treatec agreement, Shunde Dowell will use, on an exclusive basis, Treatec's water treatment technology solutions in China, Macau and Hong Kong (the "Chinese Market"). Treatec will serve as the exclusive contractor for Shunde Dowell's water treatment projects in the Chinese Market, utilizing Treatec's Multi Stage Biological System ("MSBS"). Following the execution of the agreement, Shunde Dowell commenced projects with initial revenues of approximately $750,000 and in December 2012, Shunde Dowell announced that a Treatec designed water treatment solution had been chosen for a major industrial waste water treatment project in Guangdong, China, which was completed during the first half of 2013.

In addition, in July 2012, Treatec signed an agreement with the Israeli Defense Ministry to provide for the installation and maintenance on one military base a compact wastewater treatment facility which facility and maintenance shall generate approximately $300,000 with the anticipation of additional installations at multiple bases in the future.On January 17, 2013, we entered into a distribution agreement with GreenEng (the "GreenEng Distribution Agreement"), pursuant to which the Company has been granted the rights to distribute the GreenEng water treatment products and technology in the United States on a non-exclusive basis. See the discussion of the GreenEng Distribution Agreement under "Material Terms of the GreenEng Agreement" below.

We are presently evaluating several firms and persons that could serve as our sales and marketing representative in the United States to facilitate our acquisition of a customer base for both the Treatec and GreenEng products in the U.S. market.

The Treatec and GreenEng Distribution Agreements were attached as exhibits to the Company's Form 10-K for the year ended 2012. The Treatec Distribution Agreement and the GreenEng Distribution Agreement are sometimes collectively referred to as the "Distribution Agreements."

We believe that we can sell and distribute both the Treatec and GreenEng water treatment products and solutions successfully in North America, subject to our ability to raise capital. In order to accelerate our penetration of the Territories where we have Distribution Agreement, we have engaged, Mr. Itai Weisberg, founder and CEO of GreenEng, to serve as our chief marketing consultant. Further, we have received recent reports from both GreenEng and Treatec21 regarding their developments, which we believe will be instrumental in supporting our marketing efforts in Australia and New Zealand. The Company is aware that from the date of any execution of distribution agreements to the actual commencement of particular water treatment projects and the receipt of revenues, there typically involves a time line of 12 to 24 months. During this period, projects must be approved, whether by governmental officials or representatives of private sector customers, and thereafter must be funded.

For example, the Arava desert area of Israel is known for its extreme weather conditions, with significant differences in day temperature compared to night time, which is very similar to the climate in many parts in Australia, as well as in the United States. The success that our licensors have achieved with new Projects in the Arava desert area presents support for our ongoing marketing efforts in by our Regional Marketing Director, Tal Yoresh, in Australia.

In addition, in September 2013, Treatec entered into a joint venture with Myanmar's Supreme Group of Companies Ltd. ("Supreme") to collaborate on the design, construction and operation of industrial facilities and municipal wastewater treatment throughout of Myanmar (formerly Burma). Supreme is a leading infrastructures and construction company in Myanmar, engaged in water and electric works, including water treatment systems, environmental engineering, special infrastructure construction projects, agriculture, power transmission, among other major industries. Pursuant to the terms of the joint venture, the parties will also collaborate on upgrading existing water treatment facilities in addition to the construction of new facilities.

ADBI believes that the success of Treatec in the China, Viet Nam and the rapidly growing Southeast Asian market for water treatment, which expands the scope and reach of Treatec's proprietary technologies, should translate into our ability to play a significant role in developing ongoing business in Australia and New Zealand, based upon the negotiations that have already commenced in these countries by Mr. Yoresh, our Regional Marketing Director.

While there can be no assurance, we believe that the success of both Treatec and GreenEng will not only facilitate our ability to generate purchase orders in our Territories but should also accelerate our ability to raise the capital necessary to complete our business plan.

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

As discussed under "Recent Developments" above, the Company has successfully entered into Distribution Agreements with both Treatec21 and GreenEng and plans to evaluate water treatment product of other manufacturers, whether based in Israel or elsewhere, and enter into additional distribution agreements. Our initial focus will be to successfully market and sell the Treatec and GreenEng water treatment products in North America through direct sales and representatives, as well as in Australia and New Zealand through its recently engaged representative, Mr. Tal Yoresh, a resident of Australia. See the discussion under "Marketing Strategy-Water Treatment Technology Products" below. The Company believes that the Treatec21 and GreenEng water treatment products, as well as other water treatment technology products which we believe that we will be able to distribute under new agreements, have the potential to enable us to be competitive in the water treatment markets in which we operate.

Material Terms of the Treatec Agreement

Pursuant to the terms of the Company's Treatec Agreement, the Company will serve as the representative for Treatec's products, as described below, in Australia and New Zealand. We believe that both countries, based upon their proximity to the Asian markets are familiar with Treatec's products and growing presence in the Chinese Market. We have also been designated as a distributor of all Treatec products in the North America on a non-exclusive basis.

The Treatec Agreement provides for, among other things, a two year term, subject to a mutually agreed upon extension, during which time the parties shall work together in identifying water treatment projects (the "Treatec Projects") using Treatec's MSBS technology in the United States, Australia and New Zealand (the "Territory") and further provides that in December 2013, ADBI and Treatec have agreed to commence discussions with the view to granting the Company exclusivity in all or parts of the Territory. Under the Treatec Agreement, ADBI's primary responsibility involves locating suitable Projects for sale to customers within the Territory. To that end, Treatec is providing the Company's sales and marketing personnel and management with necessary training to understand the applicability of and suitability of Treatec's technology and solutions for different types of customers. Upon approval by Treatec of any Project generated by ADBI, the Treatec Agreement provides that the Company and Treatec will in good faith negotiate each party’s roles, responsibilities and revenue share. The Treatec Agreement further provides that Treatec shall not be required to provide any funding for or facilitate the arrangement for any funding for any Project, which role shall be the duty of the Company.

Material Terms of the GreenEng Agreement

The Company entered into the GreenEng Agreement on January 17, 2013, pursuant to which the Company was granted distribution rights to the GreenEng products in the United States on a non-exclusive basis. The GreenEng Agreement provides for among other things, the following: (i) the agreement is for a term of three years; (ii) the Company shall purchase products from GreenEng pursuant to a schedule adopted by the parties according to payment terms involving cash upon delivery or according to certain credit terms; (iii) the Company and GreenEng shall cooperate on the promotion of marketing and support of the GreenEng products; and (iv) the Company shall establish a marketing facility for the display and demonstration of the GreenEng water treatment products and program.

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

Phase 1: Finalization of the strategic marketing plan, initial start-up capital realization through private stock offering(s), commencing the application process for EPA and State certification and hiring/training sales and technical personnel.

We estimate the principal costs and timing of Phase 1 to be as follows:

Finalization of our Strategic Marketing Plan: The Company has completed its marketing plan.

Initial Capital Raising: As of September 30, 2013, the Company has raised a total of $105,526 in connection with its current business of which $2,000 was raised through the issuance of common stock and $103,626 were received through the issuance of convertible notes.

Application for EPA and State certification: We estimate the costs related to EPA a approval to be approximately $50,000 and the costs related to state certification to be approximately $25,000. Subject to the Company's ability to raise capital for the certification stage, we expect each certification, EPA and state, to take approximately 2 months.

Hiring Personnel: The Company intends to initially hire a limited number of sales and technical personal depending on its ability to raise sufficient funds. We estimate the costs associated with the initial hiring to be approximately $200,000.

Phase 2: Initiation of marketing and sales activities in selected markets in the United States followed by Canada as well as working closely with our representative for Australia and New Zealand; full scale commercialization of the water treatment products including after-sale service agreements.

We estimate the costs and timing of Phase 2 to be as follows:

Initiation of Marketing and Sales Activities: Subject to being able to raise sufficient capital through the issuance of debt and/or equity securities, we estimate that the initial marketing and sales stage in the US and Canada would cost approximately $1,000,000. Provided the Company successfully completes phase 1 of its business plan, we expect our initial marketing and sales activities in the US and Canada to commence in the second quarter of 2014.

Initiation of Marketing and Sales Activities in Australia and New Zealand: Subsequent to commencing our sales and marketing activities in the US and Canada, we anticipate to commence our activities in Australia and New Zealand during the second quarter of 2014. We estimate the costs for such activities to be approximately $500,000.

Commercialization of Water Treatment Products: The Company plans to have implemented phase 1 and phase 2 by the second half of 2014 in order to commence commercialization of Our Water Treatment Products. We estimate the costs for our commercialization stage to be approximately $500,000.

We need to raise a minimum of $400,000 to complete the first phase of our business plan and $2,000,000 to complete the second phase, for a total of $2,400,000 to implement both phases of our business plan. Subject to raising additional capital, our projected monthly rate of expenditure is estimated at $6,000 for General and Administrative costs. We anticipate that supporting our operations and implementing Phase I of our business plan for the next 12 months will require a minimum of $400,000. This includes approximately $30,000 for accounting, legal and auditing fees.

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

In furtherance of our business plan, we entered into distribution agreements with Treatec21 Industries Ltd (treatec21.com/Eng/), a major Israeli-based private company ("Treatec"), a wholly-owned subsidiary for Yaad, a company with securities traded on the Tel Aviv Exchange, and in January 2013 with Green Eng Absolute Green Engineering Ltd (en.greeneng.biz/), also a private Israeli company. Both Treatec21 and Green Eng are engaged in the water treatment industry with Treatec having significant sales in Israel, China and Europe, while most of GreenEng sales are in Israel. While there can be no assurance, the Company believes that it will be able to successfully enter into licensing agreements with other companies in the water treatment industry during 2013.

Results of Operations during the three and nine-months periods ended September 30, 2013 as compared to the three and nine-months periods ended September 30, 2012

We have not generated any revenues since inception. We have operating expenses related to general and administrative expenses being a public company and interest expenses. During the three and nine months ended September 30, 2013, we incurred a net loss of $33,677 and $109,882, respectively, due to general and administrative expenses of $12,610 and $55,173, respectively, and interest expenses of $21,067 and $54,709, respectivley, compared to net losses of $12,374 and $42,606 during the same three and nine month periods in the prior year due to general and administrative expenses of $9,091 and $33,276 and interest expenses of $3,283 and $9,330, respectively.

Liquidity and Capital Resources

At September 30, 2013, we had total assets of $977 consisting of $968 in cash and $9 in prepaid expenses compared to total assets of $3,809 at December 31, 2012 consisting of $2,900 in cash and $909 in prepaid expenses. At September 30, 2013, we had total current liabilities of $167,886 consisting of $41,341 in accrued expenses and convertible notes in the amount of $126,545 compared to total current liabilities of $116,479 consisting of accrued expenses of $31,383 and convertible notes of $85,096 at December 31, 2012. Our accumulated deficit as of September 30, 2013 was $2,524,007.

We used $49,432 in our operating activities during the nine month period ended September 30, 2013, which was primarily due to a net loss of $109,882 offset by an increase in accounts payable and accrued expenses of $9,958, amortization of debt discount of $40,592, increase in prepaid expenses of $900 and $9,000 in donated services. We used $36,076 in our operating activities during the nine-month period ended September 30, 2012, which was due to a net loss of $42,606 and a decrease in accounts payable of $8,166 and accrued expenses offset by donated services valued at $9,000 and amortization of debt discount of $5,696.

We financed our negative cash flow from operations during the nine months ended September 30, 2013 through borrowings in the amount of $47,500 evidenced by convertible notes compared to financing activities of $36,836 during the same period in the prior year. We had no investing activities during the nine months ended September 30, 2013 and 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2013, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

/s/ Shahar Ginsberg Sharar Ginsberg CEO and CFO Dated: November 14, 2013