Form 10-K
period 2013-12-31
ADB International Group, Inc.
filed 2014-03-26
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
________________________________

☒                                             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On March 25, 2014, the aggregate market value of the 57,956,227 common stock held by non-affiliates of the Registrant was approximately $579,562 based on the last trade of the Registrants common stock on March 25, 2014. On March 25, 2013, the Registrant had 284,548,014 shares of common stock outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS Back to Table of Contents

Our Filing Status as an "Emerging Growth Company," as Defined in the JOBS Act, and our Available financial Reporting Exemptions

We are an emerging growth company ("EGC") as that term is defined under the JOBS Act. The JOBS Act affords companies the opportunity to file registration statement with certain scaled back disclosure, getting a temporary reprieve from certain SEC regulations including:

As a company that had gross revenues of less than $1 billion during our last fiscal year, we are an "emerging growth company" or "EGC" as defined in the JOBS Act. We will retain that status until the earliest of (A) the last day of the fiscal year in which we have total annual gross revenues of $1,000,000,000 (as indexed for inflation in the manner set forth in the JOBS Act) or more; (B) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Common Stock pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act"); (C) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (D) the date on which we are deemed to be a "large accelerated filer," as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act") or any successor thereto.

As an EGC we are exempt from Section 404(b) of Sarbanes-Oxley of 2002 ("SOX"), which requires auditors to attest to and report on internal control over financial reporting. The JOBS Act also amended Section 103(a)(3) of Sarbanes-Oxley Act of 2002 ("SOX") to provide that (i) any new rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or changes to the auditor's report to include auditor discussion and analysis (each of which is currently under consideration by the PCAOB) shall not apply to an audit of an EGC and (ii) any other future rules adopted by the PCAOB will not apply to our audits unless the SEC determines otherwise.

Section 14A(a) and (b) of the Securities Exchange Act of 1934 (the "Exchange Act") by exempting an EGC from these regulations, eases certain regulatory burdens of the EGC registration process by requiring inclusion of two, rather than three, years of audited financial statements and selected financial data in the registration statement for the IPO, allowing a company to request a confidential, nonpublic review of its registration statement by the SEC prior to public disclosure, permitting a company to gauge interest in its offering by expanding its ability to communicate with certain institutional investors prior to and during the offering process and reducing restrictions on the publication of analyst reports about the company.

We have elected to take advantage of the extended transition period for complying with new or revised accounting standards under Section 102(b)(1), which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements contained in this Form 10 and our subsequent Exchange Act reports may not be comparable to companies that comply with public company effective dates. The existing scaled executive compensation disclosure requirements for smaller reporting companies will continue to apply to our filings for so long as our Company is an emerging growth company, regardless of whether the Company remains a smaller reporting company.

Notwithstanding the above, we are also currently a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a "smaller reporting company," at such time we cease being an "emerging growth company," the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an "emerging growth company" or a "smaller reporting company." Specifically, similar to "emerging growth companies," "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of SOX requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2013; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being permitted to provide two years of audited financial statements in annual reports rather than three years. Decreased disclosures in our SEC filings due to our status as an "emerging growth company" or "smaller reporting company" may make it harder for investors to analyze the Company's results of operations and financial prospects.

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

Since December 31, 2010, we have been engaged in efforts to actively enter the water treatment industry. In June 2008, we began working to develop a new line of water desalination products. We have not generated any revenues from our water desalination product development efforts and, as a result, during late 2011 into early 2012, we determined that it would be in the best interests of our shareholders to devote our limited financial and personnel resources to pursue joint ventures to become a distributor of existing water treatment technology products manufactured by others. We made this determination based upon the business relationships that we had developed during the period from June 2008 through 2012 while we were engaged in and pursuing development of water desalination products, which caused us to believe that we could become a distributor working together with established Israeli-based companies engaged in the water treatment industry.

In furtherance of our work during 2011, on February 10, 2012, we entered into a non-binding Memorandum of Understanding ("MOU") with Treatec21 Industries Ltd, (treatec21.com/Eng/), a major Israeli-based private company engaged in the water treatment industry ("Treatec") and a wholly-owned subsidiary of Yaad Industry Agencies Ltd, a public company listed on the Tel Aviv Stock Exchange ("TASE"). The MOU with Treatec contemplated the grant by Treatec of certain distribution rights to Treatec's water treatment products in New Zealand, Australia, Canada and the US. Shortly thereafter, on February 28, 2012, we entered into a non-binding MOU with Green Eng Ltd, (en.greeneng.biz/), an Israeli company ("GreenEng") also engaged in the water treatment industry. The GreenEng MOU also contemplated the grant to the Company of non-exclusive distribution rights to GreenEng's products in the US and Canada.

Shell Company Status

The Company must still be deemed a "Shell" company as that term is defined in Rule 144(i) promulgated by the SEC under the Securities Act of 1933, as amended (the "Act") because we have had only nominal operations to date.

Reliance upon Rule 144 for Resales

Shareholders who hold shares which are not subject to a registration statement under the Act often rely upon Rule 144 for their resale. Rule 144 is not available for the resale of securities initially issued by Shell companies (other than a business combination related Shell company) or a Registrant that has been, at any time previously, a reporting or non-reporting Shell company, unless the issuer meets specified conditions. A security holder may resell securities pursuant to Rule 144's safe harbor if the following conditions are met:
a) The issuer of securities that was formerly a reporting or non-reporting Shell company has ceased to be a Shell;
b) The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act");
c) The issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to filed such reports and materials), other than Form 8-K reports; and
d) At least one year has elapsed from the time the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a Shell company.

Form 8-K Requirements

Form 8-K requires disclosure of transactions involving a reporting Shell company that ceases to be a Shell company, typically involving a reverse merger or acquisition. The issuer is required to file a report on Form 8-K to report the following:
- a material definitive agreement under Item 1.01 of Form 8-K;
- completion of acquisition or disposition of assets under Item 2.01 of Form 8-K;
- changes in control under Item 5.01 of Form 8-K; and
- information that would be required in a registration statement on Form 10 to register a class of securities under Section 12 of the Exchange Act.

Form S-8

Form S-8 under the Securities Act prohibits companies who are Shell Companies from using Form S-8. If a company ceases to be a Shell company, it may use Form S-8 sixty calendar days after the company files "Form 10 information," which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell company.

Reduced Liquidity or Illiquidity of our Common Stock Securities

Our common stock is currently subject to quotation on the OTCBQ market. There is currently no active trading market in our common stock on the OTCBQ market. Shareholders who invested in our shares of common stock while we are deemed to be a Shell company invested in securities that are considered to be illiquid and can't be sold pursuant to the exemption provided under Rule 144 as long as the Company is a Shell company.

Recent Developments

On December 17, 2012, we entered into a cooperation and distribution agreement with Treatec (the "Treatec Distribution Agreement") pursuant to which we were granted certain rights to distribute Treatec's water treatment products in Australia ,New Zealand, the United States and Canada on a non-exclusive basis. In connection with the Treatec Distribution Agreement and in order to enhance our ability to develop a market presence for the Treatec products in the Australia and New Zealand, we entered into a Representative Services Agreement dated February 21, 2013 with Mr. Tal Yoresh, a resident of Australia with many years of experience representing Israeli technology companies in both Australia and New Zealand. Following his appointment as our Regional Marketing Representative, Mr. Yoresh has had meetings with representatives of governmental agencies, both local and regional as well as with and potential private sector customers, principally in Australia and to a lesser extent in New Zealand, presenting the Treatec line of water treatment products. See the discussion below regarding Treatec's increasing market presence in Asia and the Pacific Rim. Also see the discussion of the Treatec Distribution Agreement under "Material Terms of the Treatec Agreement" below.

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

In addition, in July 2012, Treatec signed an agreement with the Israeli Defense Ministry to provide for the installation and maintenance on one military base a compact wastewater treatment facility which facility and maintenance shall generate approximately $300,000 with the anticipation of additional installations at multiple bases in the future.

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

During 2013, we evaluated several firms and persons that potentially could serve as our sales and marketing representative in the United States to facilitate our acquisition of a customer base for both the Treatec and GreenEng products in the U.S. market.

The Treatec and GreenEng Distribution Agreements were attached as exhibits to the Company's Form 10-K for the year ended 2012. The Treatec Distribution Agreement and the GreenEng Distribution Agreement are sometimes collectively referred to as the "Distribution Agreements."

Notwithstanding our belief that we would be able to sell and distribute both the Treatec and GreenEng water treatment products and solutions successfully in North America, subject to our ability to raise capital, to date we have not generated any revenues from the sale of any water treatment products. In an effort to generate sales in the Territories where we have Distribution Agreements, in 2013 we engaged, Mr. Itai Weisberg, founder and CEO of GreenEng, to serve as our marketing consultant. While we have received recent reports from both GreenEng and Treatec21 regarding their developments, which we had hoped could be instrumental in supporting our marketing efforts in Australia and New Zealand, the positive developments achieved by Treatec and GreenEng have had no positive impact, either direct or indirect, on our Company. Furthermore, we are aware that from the date of the execution of any distribution agreement to the actual commencement of particular water treatment projects and the receipt of revenues, there typically involves a lag time of 12 to 24 months. During this period, projects must be approved, whether by governmental officials or representatives of private sector customers, and thereafter must be funded. There can be no assurance that, in the event we are able to generate sales orders in our Territories for Treatec or GreenEng water treatment products, we will be able to raise capital from either the equity or debt markets necessary for us to fulfill such orders.

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

In addition, in September 2013, Treatec entered into a joint venture with Myanmar's Supreme Group of Companies Ltd. ("Supreme") to collaborate on the design, construction and operation of industrial facilities and municipal wastewater treatment throughout of Myanmar (formerly Burma). Supreme is a leading infrastructure and construction company in Myanmar, engaged in water and electric works, including water treatment systems, environmental engineering, special infrastructure construction projects, agriculture, power transmission, among other major industries. Pursuant to the terms of the joint venture, the parties will also collaborate on upgrading existing water treatment facilities in addition to the construction of new facilities.

While ADBI believed that the success of Treatec in the China, Viet Nam and the rapidly growing Southeast Asian market for water treatment, which expands the scope and reach of Treatec's proprietary technologies, could translate into our ability to play a meaningful role in developing ongoing business in Australia and New Zealand, to date Mr. Yoresh, our Regional Marketing Director, has not generated any orders for the water treatment products we are licensed to distribute.

As a result, there can be no assurance, notwithstanding the success of both Treatec and GreenEng, that we will be successful in generating purchase orders in our Territories or be able to raise the capital necessary to complete our business plan.

Our Water Treatment Business

Since early 2012, following our transition from our water desalinization technology business, we have devoted our energy and limited resources in furtherance of our plan to serve as a distributor of water treatment products manufactured by established companies in the water treatment industry. During 2012, the Company's business activities involved business and product research, securing marketing and distribution agreements, preparing a comprehensive business and operating plan, evaluating the regulatory requirements and engaging in related activities prerequisite to being a distributor of water treatment products in certain markets. In addition, during 2012, the Company consulted with third parties, including its shareholders and technical persons known by or introduced to the Company having knowledge of the water treatment industry, in order to evaluate competing water treatment technologies and potential "partners" for which the Company could potentially serve as distributor, which efforts resulted in the execution of Distribution Agreements with Treatec21 and GreenEng.

Material Terms of the Treatec Agreement

The Company's Treatec Distribution Agreement provides that we serve as the representative for Treatec's products in Australia and New Zealand, on an exclusive basis, and as a distributor of Treatec water treatment products in the North American market on a non-exclusive basis.

The Treatec Agreement provides for, among other things, a two year term, subject to extension upon mutual agreement, during which term the parties agreed to work together in identifying water treatment projects (the "Treatec Projects") using Treatec's MSBS technology in the United States, Australia and New Zealand (the "Territory"). The Agreement further provided that in December 2013, ADBI and Treatec would commence discussions with the view to granting the Company exclusivity in all or parts of the Territory. To date, such negotiations have not yet commenced. Under the Treatec Agreement, ADBI's primary responsibility involves locating suitable Projects for sale to customers within the Territory and Treatec agreed to provide the Company's sales and marketing personnel and management with necessary training to understand and market Treatec's water treatment technology and solutions. The Treatec Agreement further provided that Treatec shall not be required to provide any funding for or facilitate the arrangement for any funding for any Project, which obligation shall be the responsibility of the Company. To date, the Company has not raised capital to fund any Project, if and when any such Project is identified, of which there can be no assurance.

Material Terms of the GreenEng Agreement

The Company's GreenEng Agreement dated January 17, 2013, granted the Company U.S. distribution rights to GreenEng products on a non-exclusive basis. The GreenEng Agreement provides for among other things: (i) a term of three years; (ii) the Company shall purchase products from GreenEng pursuant to a schedule adopted by the parties according to payment terms involving cash upon delivery or according to certain credit terms; (iii) the Company and GreenEng shall cooperate on the promotion of marketing and support of the GreenEng products; and (iv) the Company shall establish a marketing facility for the display and demonstration of the GreenEng water treatment products and program. Since the execution of the GreenEng Agreement, the Company has no purchased any products fro GreenEng nor has there been any active marketing program undertaken by the Company or GreenEng in the U.S.

The Water Treatment Products

Pursuant to the Treatec and GreenEng Agreements, the Company has the rights to distribute all of the water treatment products of both Treatec and GreenEng in the Company's respective Territories. The water treatment products of Treatec and GreenEng are hereinafter referred to as "Our Products" for the purposes of disclosure. Notwithstanding the foregoing, the following disclosure of Our Products makes clear which products we have been licensed to distribute by Treatec and by GreenEng, respectively. We are not developing any products of our own but rather our plan has been to devote our efforts and limited resources to enable us to distribute products pursuant to separate distribution agreements we sign with third parties, such as the Treatec and GreenEng Agreements.

Our Treatec Products

We are licensed to distribute the following Treatec water treatment products, and a description of the products and their benefits, on an exclusive basis in Australia and New Zealand and on a non-exclusive basis in the United States:
(A) MSBS- Multi-Stage Biological System: The MSBS enables a very efficient treatment of both municipal and industrial wastewater, providing for both lower costs and higher quality effluents. We understand that MSBS results in reduced operational costs compared to other technologies. The advantages of the MSBS System include: (i) significant reduction in investment and operational costs - due to the absence of sludge treatment; (ii) minimal use of electro-mechanical components allows for easy operation and maintenance; (iii) MSBS is a fully automated system that can be operated and monitored remotely; and (iv) MSBS facilitates easy upgrading to tertiary treatment without the need of additional biological systems.

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
- Absence of harmful by-products.
- Reduction in the use of chlorine thus increasing safety, reducing storage safety issues and prevention of soil contamination.
- Increased effectiveness when compared to alternatives (especially against viruses)
- Savings on space and reduced maintenance costs, as no chemicals are introduced into the water.

Treatec21's UV technology uses medium-pressure lamps and amalgam lamps, combined with a state-of-the-art quartz reactor providing an highly efficient and high density radiation profile which ensures permanent and irreversible deactivation of all relevant pathogens, including Escherichia coli.

Our GreenEng Products

The GreenEng products we are licensed to distribute in the United States on a non-exclusive basis include the following: (i) an "Ozochef" system; (ii) "Ozopool" system; (iii) "GreyOGreen" system; and (iv) ODDS system.

To better understand the GreenEng ozone-related, water treatment products we have been licensed to distribute in the United States, ozone is widely viewed as a preferable alternative to chemicals for water treatment. GreenEng has a line of new and unique products that enable customers utilize our ozone systems to meet their water treatment needs, including, but not limited to: (i) costly wastewater processing; (ii) hazardous substances in wastewater treatment; and (iii) use of ozone treatments to neutralize environmental hazards at customers' facilities.

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

(D) The ODDS System: ODDS is installed with no inference in the customer's (industrial or residential) central water infrastructure, deals only with the main buffer tank and due to the fact that ozone is far times faster acting than chlorine and is stronger by 50%, there is no need for a long intervention time even in large water flows. ODDS is completely automatic and remote controlled by a precise control system based on online measurements of hydraulic parameters (pressure, flow), water quality, dissolved ozone, ambient ozone, filtering and relevant environmental parameters (temperature, relative humidity).

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

The Water Treatment Market

The water treatment market is rapidly growing and a primary component of the world's basic needs market. Demand forecasts for water treatment products, both chemical and non-chemical, is projected to increase significantly in the years to come. With over 20 large target industries benefiting from clean water, i.e.; household and commercial users, food processing, food service, beverages and water bottling, agricultural, medical and pharmaceutical, recreation, as well as wastewater treatment, etc. and with an ever-present threat of water-borne diseases and other biohazard and inorganic aquatic health threats, along with mechanical corrosion issues, the clean water industry is paramount in importance to the U.S., the rest of North America and world-wide. There are various competing water treatment technologies currently being offered or under development in the North American market as well as in the Australian and New Zealand markets.

Our Business Strategy

In order to implement the first phase of our business plan, which included the execution of our Distribution a Agreements with Treatec and GreenEng, we estimated that we would require approximately $400,000 to comply with EPA regulatory requirements. Through our fiscal year ended December 31, 2013, we were unable to raise the requisite funds and there could be no assurance that we would be successful in raising the requisite capital at terms and conditions satisfactory to the Company, if at all, nor can there be any assurance that we will be successful in negotiating any other distribution agreements. We do not have any financing arrangements in place and we may not be able to secure such financing when and as required. In the event that we are successful in executing license agreements and raising necessary financing, of which there can be no assurance, we will still be dependent upon our ability to successfully implement our business plan to become a successful participant in the water treatment business in a timely basis, if at all.

Our plan had been to raise the capital necessary to fund our business through the private offering(s) of equity consisting or our common stock or units consisting of common stock and stock purchase warrants, or debt, although there could be no assurance that we would be successful in raising either equity or debt capital. Our ability to secure the requisite capital is subject to a number of factors including, but not limited to, investor acceptance of our business strategy, general investor sentiment, overall market conditions and the economy in general. These factors dversely affected the timing, amount, terms, or conditions of any financing that we sought to obtain.

Phase 1: Finalization of the strategic marketing plan, initial start-up capital realization through private stock offering(s), commencing the application process for EPA and State certification, and hiring/training sales and technical personnel.
Phase 2: Initiation of marketing and sales activities in selected markets in the United States followed by Canada as well as working closely with our representative for Australia and New Zealand. Full scale commercialization of the water treatment products, including industrialization and after-sale service agreements, for the markets covered by the license agreements.

Our objectives are to: (a) Apply for and obtain EPA approval and NSF Verification for Our Products; (b) Enter and cover all market segments in the U.S., Canada, Australia and New Zealand; and (c) Establish Our Products as among the leading water treatment systems.

We had no plans to develop and/or produce any water treatment products or components on our own. Rather, we planned to act as an exclusive and non-exclusive distributor for certain water treatment products developed by third-parties for sale in the United States, Canada, Australia and New Zealand, based upon our existing Treatec and GreenEng Agreements. To date, we have not taken any meaningful steps in furtherance of either Phase 1 or Phase 2 of our business plan, primarily because of our inability to generate sufficient interest from third-party investors/lenders at terms and conditions satisfactory to the Company. Rather, we have been dependent upon loans/advances from management and shareholders to fund our operating expenses, including the costs associated with being a reporting public company under the Exchange Act.

Competition

Water treatment and purification systems with increasing levels of complexity and effectiveness have been in operation worldwide for a number of years, with significant competition at all levels. However, conventional mechanical and chemical purification processes, including hyper chlorination, heat flushing, copper/silver ionization, chlorine dioxide dosing, and other means have proven to be insufficient in preventing the transmission of water borne disease through this essential nutritional element that water represents. That is one reason why a continuing and substantial number of outbreaks of water borne illnesses and disease occur on a virtually continuing basis in both the developed and developing world. Recognizing that special disinfection methods had to be developed to eliminate micro-organisms such as bacteria and viruses, heavy chlorination and other chemical treatments, and more recently UV and Ozone treatments, have been introduced.

While we continued to believe that the water treatment technology products we are licensed to distribute have the potential to be well-accepted in our North American, Australian and New Zealand Territories, we have not yet tested Our Products in our markets, nor have we the capital resources to be able to successfully test market Our Products or comply with regulatory protocols.

We also believed that we would be able to achieve a competitive advantage or at least parity, notwithstanding our limited resources and current lack of market presence, based on the innovative technologies we expected to market under the Distribution Agreements as well as by the price advantages we expected. Notwithstanding our belief in our potential competitive advantages, our competitors will be far larger and have well-established market reputations and have substantially more financial and other resources than our company. In addition, our lack of capital resources has delayed our ability to implement our business plan.

In order to be successful, of which there can be no assurance, we will be required to overcome the expected market resistance that we will confront as a relatively new company offering new products with new technical solutions for the water treatment industry. There can be no assurance that we will ever be able to become successful and compete in this market. Potential customers in our target markets may be unwilling to place significant purchase orders with our Company which is presently an under-funded, development-stage companyhaving no proven track record and limited personnel. However, we believe that if we were able to raise capital sufficient to implement our business plan, there could be significant demand for our innovative water treatment technology systems and its competitive advantages, which could permit us to generate revenues and hire qualified personnel, among other things, to enhance our potential for success.

The competitive environment that we may expect to confront, in the event that we are able to raise debt and/or equity capital, may adversely affect our sales, as well as our capacity to hire and retain qualified personnel or secure and retain customers. There can be no assurance that we will be able to successfully compete based on these factors. As part of our plan to compete successfully, we plan to promote the innovative technology implemented in our water treatment products, with competitive pricing, customer service and highly reliable, quality products, if we have adequate resources.

Marketing and Sales

Our plan is to employ our capital resources, if and when available, to focus our sales and marketing program directly to important target markets in the United States and Canada where water safety is paramount, such as those facilities where people are exposed to environmental hazards, where expensive and reputation tarnishing lawsuits are in abundance or may be expected, and where other competing products are failing to properly address these health-related issues. Three primary markets, our review has indicated, are hospitals, hotels and at sites of disaster, such as earth quakes, floods, hurricanes as well as man-made disasters, all of which require potable water for human and other consumption and use. Secondary marketing targets are water cooling towers, food processing facilities, retirement homes, schools, industrial plants, public fountains, pools and water parks. We plan a similar strategy in Australia and New Zealand.

Our marketing plan is being developed together with our licensors, Treatec and GreenEng, specifically related to their water treatment products, and will involve, among other things, attending trade shows and undertaking a direct marketing program to certain target customers in North America and Australia and New Zealand. Our business plan provides for the Company, together with Treatec and GreenEng, ito develop separate comprehensive marketing procedures, subject to our having available capital resources, to define the differences between our water treatment technology systems compared to those presently available in the market.

Nevertheless, because of our lack of capital resources, we have not been able to develop and produce any requisite technical and sales brochures, sales and marketing presentations nor have we been able to hire and train a sales team. As a result, there can be no assurance that we will be able to implement our business plan or generate any significant revenues from operations necessary for us to be profitable.

Patents, Trademarks, and Copyrights

We have not filed for any patent, trademark or copyright protection to date. To the extent that we determine that such protection may be necessary, our present plan is to work with our existing licensors, Treatec and GreenEng, and any future licensors, using the protection that they may have or obtain.

Employees

During the period from February 2012 to February 2013, Yoseph Zekri was our sole officer, director and employee. On March 15, 2013, we entered into an employment agreement with Mr. Sharar Ginsberg, who received an MBA degree from the Peres Academic Institution in Israel, with a major in Marketing. Mr. Ginsberg was also appointed our CEO and acting CFO and director, with Mr. Zekri continuing to serve as Secretary and Chairman. On December 24, 2013, in connection with the investment by Ron Weissberg of $91,545 represented by $20,000 for his purchase of 200,000,000 Shares and $71,545 in a convertible note, the Registrant's board of directors appointed Mr. Weissberg as Chairman, Chief Executive Officer and Chief Financial Officer and accepted the resignation of Mr. Ginsberg as our CEO, acting CFO and director. We have no full-time employees. The implementation and timing of our hiring plan is dependent upon available financial resources.

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

NSF has in place a Standard 61 leeching test for water disinfection units for potable water systems that is required throughout the U.S. to determine if chemicals or compounds from the unit's structure are leeched into the water. We believe that the Standard 61 testing protocol for leeched contaminants from the unit can be concurrently done by NSF and is estimated to take about two months. Standard 61 is not overseen directly by the EPA, but is required by individual states to allow products to be sold within their state. Any water treatment device that has "wetted parts", or parts that come in direct contact with drinking water, must have those parts tested for acceptable levels of leeched contaminants into the drinking water. Specific parts are exposed to different water temperatures and pH level variables for certain lengths of time to determine if any unacceptable levels of contaminants enter the water. Once Standard 61 testing is successfully concluded, of which there can be no assurance, the tested unit category will earn the NSF 61 mark.

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

Electrical safety and grounding testing is another regulation that is typically required by state certification programs, which testing is often done by Underwriter Laboratories ("UL"). This type of approval is necessary for selling and installing any electrical device within the United States. Due to electrical components, motors, and wires, our water treatment technology must undergo an investigation by an accredited product safety laboratory such as UL for testing of equipment risk and certification.

ITEM 1A. RISK FACTORS Back to Table of Contents

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as "expects", "anticipates", "targets", "goals", "projects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

RISKS RELATED TO OUR COMPANY AND OUR INDUSTRY

If we are unable to meet certain milestone and minimum annual sales obligations that may be contained in our License Agreements, we could lose the exclusivity of our license and the licensor could terminate the license agreement.

The license agreements with our initial two licensing partners may require us to meet a number of specific milestones by certain dates, which, if we fail to achieve, may result in our license agreements becoming non-exclusive, damaging our competitive situation and/or provide the licensor with grounds to terminate the agreement. In addition, we may be required to meet certain minimum annual sales volumes based on net purchase value of sales. If we are unable to meet those minimum annual sales volumes, if any, our license could become non-exclusive and/or could be terminated.

If we are unable to obtain EPA approval to commercially sell the water treatment technology products in the United States, the license agreements could revert to a non-exclusive license and our licensor could terminate the license agreement.

We expect that under the terms of the license agreements with our licensors, we will be required to gain approval from the EPA. The verification and certification process leading to such approval involves extensive testing and is an expensive process. We expect that we will have to raise capital, in an amount not yet ascertainable, to pay for the independent verification and certification process leading to approval. We intend to raise capital through the sale of equity so that we can begin the testing process with NSF.

We will have to pay license fees, royalties, and purchase products using a different currency.

Fees and royalties to our licensors, as well as minimum annual sales targets and purchases from licensors may be in the currency of Israel. We may also be required to purchase wholesale goods from our licensors in Israel. In the event that the U.S. dollar declines in value compared to the Israeli currency, the cost of our purchases could significantly increase as would fees payable under the license agreements and the minimum annual sales targets we are expected to meet.

If we are unable to establish sufficient sales and marketing capabilities in the U.S. or enter into agreements with third parties to sell and market Our Products, we may not be able to meet milestones required by our license agreements not be able to generate revenues.

We do not currently have in place an organization for the sales, marketing and distribution of our planned water treatment technology products. In order to market any products, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. In addition, we have no experience in developing, training or managing a sales force and will incur substantial additional expenses in doing so. The cost of establishing and maintaining a sales force may exceed its cost effectiveness. Furthermore, we will compete with many companies that currently have extensive and well-funded marketing and sales operations. Our marketing and sales efforts may be unable to compete successfully against these larger companies. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate revenues and may not become profitable.

We may be subject to product liability claims.

The sale of the water treatment technology products in the future may expose us to the risk of significant losses resulting from product liability. Although we intend to obtain and maintain product liability insurance to offset some of this risk, we may be unable to secure such insurance at acceptable terms, if at all, or such insurance may not cover certain potential claims against us.

We may not be able to afford to obtain insurance due to rising costs in insurance premiums in recent years. If we are able to secure insurance coverage, we may be faced with a successful claim against us in excess of our product liability coverage that could result in a material adverse impact on our business. If insurance coverage is too expensive or is unavailable to us, we may be forced to self-insure against product-related claims. Without insurance coverage, a successful claim against us and any defense costs incurred in defending ourselves may have a material adverse impact on our operations.

As a result of our limited operating history, we may not be able to correctly estimate our future operating expenses, which could lead to cash shortfalls.

We have only a limited operating history from which to evaluate and implement our business plan. We have not generated revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in an early stage of development. We may not be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, operating results and financial condition. Because of this limited operating history and because of the emerging nature of the markets in which we must compete, our historical financial data is of limited value in estimating future operating expenses. Our budgeted expense levels are based in part on our expectations concerning future revenues. However, our ability to generate revenues depends largely on purchase orders generated from hospitals, hotels, retirement homes, government buildings, and other organizations.

Moreover, if we generate orders from hospitals, hotels, retirement homes and government buildings, among other target customers, the size of any future revenues depends on the choices and demand of individual customers, which are difficult to forecast accurately. We may be unable to adjust our operations in a timely manner to compensate for any unexpected shortfall in revenues. Accordingly, a significant shortfall in demand for Our Products could have an immediate and material adverse effect on our business, results of operations, and financial condition.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past or any particular interim future results as any indication of our future performance. Our quarterly and annual expenses are likely to increase substantially over the next several years, and revenues from the sale of our water treatment technology products may not meet our expectations or cover our expenses. Our operating results in future quarters may fall below expectations. Any of these events could adversely impact our business prospects and make it more difficult to raise additional equity capital at an acceptable price per share. Each of the risk factors listed in this “Risk Factors” section may affect our operating results.

Our business, the technology and the water treatment industry are constantly changing and evolving over time. Furthermore, we compete in an unpredictable industry and regulatory environment. Our ability to succeed depends on our ability to receive approval from the EPA and being able to successfully compete in the water treatment market. As such, our actual operating results may differ substantially from our estimates.

We have not generated revenues, are currently operating under a net loss, and there is no guarantee that we will ever earn a profit.

Since our re-entry into development stage up to the accounting period ended on December 31, 2013, we have not generated any revenues and have an accumulated deficit of $1,291,962. The Company does not currently have any revenue producing operations and it should be anticipated that we will operate at a loss at least until such time we start selling our water treatment technology products, the timing of which there can be no assurance.

If we are unable to obtain financing in the amounts and on terms and dates acceptable to us, we may not be able to expand or continue our operations and development and so may be forced to scale back or cease operations or discontinue our business. You could lose your entire investment.

We will need to obtain additional financing in order to complete our business plan. We are a development stage company with operations limited to license negotiations and we have no revenues. We do not have sufficient capital to enable us to commence, implement and complete our business plan and based on our current operating plan, we do not expect to generate revenues that are sufficient to cover our expenses for at least the next twelve months. We expect that we will require up to $400,000 in financing during the next twelve months to implement phase 1 of our business plan. There is no assurance that we will be successful in raising these funds or that the terms and conditions of these funds will be in the best interest of our Company or our shareholders.

We do not have any arrangements for financing and we may not be able to find such financing if required. We will seek to raise the capital necessary to fund our business through a private offering(s) of our common stock or units consisting of common stock and stock purchase warrants. Obtaining additional financing would be subject to a number of factors, including investor acceptance of Company’s business strategy, its technology, investor sentiment and general market and economic conditions. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

We anticipate that the limited amount of funds that we raised from private investors pursuant to subscription agreements and funds advanced from management will not be sufficient to satisfy our cash requirements for the next twelve-month period. Also, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

1.	we experience delays in the EPA/NSF approval process;
2.	we incur unexpected costs in our independent testing programs;
3.	we are unable to create a substantial market for Our Products;
4.	we incur any significant unanticipated expenses; and
5.	we find that we need to spend additional funds to educate the market and promote our new water treatment technology products.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plan in a timely manner, delay our plans for expanding our business operations and prevent or delay our ability of achieving a profitable level of operations.
We will be dependent almost exclusively on our ability to raise capital to pay for the continued development of our business and the marketing of Our Products, rather than being able to rely on cash flow from operations. Such outside capital may include the sale of shares of common stock or units which will include common stock and warrants, shareholder and director advances and/or debt financing, if available. We have no commitments from our shareholders or director to subscribe for additional shares or advance funds to the Company and there can be no assurance that capital will continue to be available if necessary to meet our operating expenses or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us will result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have not proven that we can generate revenues or profits. If we fail to generate revenues and achieve profitability, investment in our securities may result in the total loss of any investment, which may become worthless.

We have only a limited operating history and have not proved we can operate successfully. We face all of the risks inherent in a new business. If we fail, investments in our common stock will become worthless. Since re-entry into development stage on January 1, 2011 and throughout December 31, 2013, we incurred an accumulated deficit of $1,291,962 and did not earn any revenue. We do not currently have any revenue producing operations.

We must rely on our current executive officer to assemble and retain additional senior management team; we will be harmed if we are unable to assemble or retain a qualified management team.

Our success will dependent on the efforts, experience and relationships of a management team that must be hired and retained. If our current executive officer is unable to continue in this role prior to establishment of a management and support staff, the business would be adversely affected as to its business prospects and earnings potential. We do not currently carry any insurance to compensate for any such loss. Management’s decisions and choices may not take into account standard engineering or managerial approaches marketing companies in the water treatment industry commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

We may find it very difficult for the Company to find suitable employees in the future or to find third-party consultants to assist us.

The Company currently relies heavily upon the services and expertise of its executive officer. In order to implement our business plan, our executive officer recognizes that additional personnel will be required at some point in the future. However, on a near term basis, we will outsource most services and utilize independent consultants as much as possible. Our officer/director is the only personnel at the date of this registration statement. We believe that our management can manage our limited affairs until we can raise additional capital or otherwise generate enough revenues to hire additional management and supporting employees.

Because one of our directors owns a large percentage of our voting stock, you will have minimal influence over shareholder decisions.

One of our directors has a significant stock ownership in our Company and will retain significant control of the Company in the future. We anticipate that he will continue to own a substantial number of the voting power of our outstanding capital stock. As a result of such ownership concentration, he will have significant influence over the management and affairs of our business. He will also exert considerable, ongoing influence over matters subject to shareholder approval, including the election of directors and significant corporate transactions, such as a merger, sale of assets or other business combination or sale of our business. This concentration of ownership may have the effect of delaying, deferring, or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other shareholders.

There are many competitors in the water treatment market and we may not be able to effectively compete successfully.

The business of marketing water treatment technology products is highly competitive. This market segment includes numerous technologies, manufacturers, distributors, marketers and retailers that actively compete for the business of commercial and residential water treatment in North America. In addition, the market is highly sensitive to the introduction of new products and technologies that may rapidly capture a significant share of the market. As a result, our ability to become and thereafter remain competitive depends in part upon our successful introduction and end user acceptance of our new water treatment technology product.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, we may have to suspend or cease operations if we fail to raise capital within twelve months.

Our audited financial statements for the year ended December 31, 2013, were prepared using the assumption that we will continue our operations as a going concern. We re-entered the development stage on January 1, 2011 and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to successfully complete equity and/or debt financing activities in order to be able to commence operations. Such capital raising activities may not be successful or, if capital is available, it may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses or our sales and marketing program for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We are a development stage company, which means our operations may not be successful.

On January 1, 2011, we re-entered the development stage. Our ability to achieve and maintain profitability is dependent on the execution of our business plan to generate cash flow to fund future growth. There can be no assurance that our results of operations or marketing strategy will prove successful.

RISKS RELATED TO OUR FINANCIAL CONDITION AND BUSINESS

If we are unable to obtain additional capital, we may have to curtail or cease operations.

We expect that we will need to raise funds in order to meet our working capital requirements. We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available to us, we may have to curtail or cease operations, which would materially harm our business and financial results. To the extent we raise additional funds through further issuances of equity or convertible debt or equity securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Furthermore, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities.

We have no operating history that makes an evaluation of our business difficult.

Our lack of operating history makes it difficult to evaluate our current business and prospects or to accurately predict our future revenues or results of operations. Our business model, and accordingly our revenue and income potential, is new and unproven. In addition, early-stage companies are subject to risks and difficulties frequently encountered in new and rapidly evolving markets.

We have a new and unproven business model and may not generate sufficient revenues for our business to survive or be successful.

Our business model is based on the successful lunching of water treatment technology products in North America, which products have not been sold previously in North America. In order for our business to be successful, we must not only develop viable marketing channels that directly generate revenues, but also provide educational content to end users to create demand for our water treatment products and technology. Our business model assumes that end users in many markets will see the value of Our Products and we will be able to generate revenues through sales to end users. Each of these assumptions is unproven, and if any of the assumptions are incorrect, we may be unable to generate sufficient revenues to sustain our business or to obtain profitability. At the present time, we have executed memorandums of understanding with two companies and are negotiating formal license agreements to designate us at the exclusive North American distributor to sell their water treatment. However, we have no contracts, arrangements, or agreements with either end users or distributors assuming we become exclusive North American distributor for Our Products.

Our future operating results are likely to be volatile and may cause our equity value to fluctuate.

Our future revenues and operating results, if any, are likely to vary from quarter to quarter due to a number of factors, many of which are outside of our control. Factors, which may cause our revenues and operating results to fluctuate, include the following:

-	the willingness of distributors to market Our Products;
-	market acceptance of Our Products;
-	the timing and uncertainty of sales cycles;
-	new products and services offered by current or future competitors; and
-	general economic conditions, as well as economic conditions specific to the water treatment industry.

We are subject to all of the risks and uncertainties associated with the water treatment industry, all of which may have an adverse impact on our business and results of operations.

Our future operating results will depend upon numerous factors beyond our control, including the acceptability of Our Products and technology by end users, national, regional and local economic conditions, changes in demographics, the availability of alternative forms of water treatment, critical reviews and existing competition, which change rapidly and cannot be predicted. If we are unable to successfully anticipate and respond to changes in attitude by end users, our business and operating results will be adversely affected.

Current or future government regulations may add to our operating costs.

We may face unanticipated operating costs because of potential changes in governmental regulations related to water treatment standards. We have no assurance that the independent testing to be undertaken by NSF International will result in favorable data that will be accepted by the EPA. Laws and regulations may be introduced and court decisions may be rendered that materially affect the water treatment standards or other characteristics of water deemed to be disinfected. Complying with new regulations and/or court decisions could increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could have a material adverse impact on our business and operations.

If we fail to attract end users, distributors or professional sales personnel for Our Products may have an adverse impact on our business.

Our success will depend upon our ability to attract and retain capable distributors and as well as in-house sales representatives to enter into arrangements with us to sell Our Products to end users. If we do not continually augment and improve our marketing channels, we may not be able to sustain a sales level that will support our operations without the infusion of additional capital.

If we do not effectively educate end users on the benefits of Our Products, we will not have sufficient demand for Our Products.

Our business plan is predicated on our ability to attract active and loyal support from end users interested in our water treatment products. Our target market will be end users that have a specific need in having the safest, purest and healthiest water possible for consumption or utilization in their commercial business. There can be no assurance that there will be significant support from our efforts to educate end users on this new technology of disinfection of water. Failure to achieve recognition and acceptance by end-users in a timely fashion will have a material adverse effect on the sales cycle and may require us to incur unexpected incremental marketing expenses to educate and inform the market place.

Delivery of Our Products may be interrupted due to international political situations, natural disasters or other causes.

Our products are manufactured mainly in Israel and internal and external situations in Israel can possibly result in production and delivery problems. We are subject to the risk that delivery of Our Products may be interrupted as a result of natural disasters or capacity constraints with our vendors’ or suppliers’ hardware. Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

RISKS RELATED TO OUR COMMON STOCK

There is no active trading market for our common stock and none may develop or be sustained.

Our common stock is subject to quotation on the OTC market under the symbol “ADBI”. There is currently no active trading market in the common stock on the OTC market. There can be no assurance that there will be an active trading market for the common stock once the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

If you purchase shares of our common stock you will experience immediate and substantial dilution.

Our certificate of incorporation authorizes the issuance of 500,000,000 shares of common stock, par value $0.0001 per share and 25,000,000 shares of preferred stock, no par value. If you purchase shares common stock, you will incur immediate and substantial dilution in pro forma net tangible book value if we sell additional shares of common stock or issue common stock purchase warrants in the future and these holders of outstanding warrants exercise those warrants, you will incur further dilution. In the event we obtain any additional funding, such financings are likely to have a dilutive effect on the holders of our securities. In addition, we may adopt an employee stock option plan under which officers, directors, consultants and employees will be eligible to receive stock options exercisable for our securities at exercise prices that may be lower than the market price. Such stock option grants, if any, may dilute the value of the securities.

Our common stock trades at a relatively small volume, shareholders may not be able to sell their shares without depressing the market price of the shares.

there is presently only a very limited trading market for our shares of common stock on the OTC market. If a market for our common stock is established, it may be possible that a relatively small volume of shares will trade on a daily basis. A small volume is indicative of an illiquid market. In the event there is a relatively small volume of shares being traded on a daily basis, shareholders may be unable to sell their shares without causing a depressive effect on the price of our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Upon the filing of this registration statement we will become subject to reporting requirements under the Exchange Act.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company will be required to file quarterly reports on Form 10-Q and annual reports on Form 10-K, which annual report must contain our audited financial statements, as well as to provide certain information about significant acquisitions and other material events. As a reporting company under the Exchange Act, the Company will be required to file a report on Form 8-K or other form appropriate under the Exchange Act. A Form 8-K generally must be filed with the SEC within 4 days.

State Blue Sky Registration, potential limitations on resale of the securities.

The holders of our shares of common stock and those persons, who desire to purchase them in any trading market that might develop, should be aware that there may be state blue-sky law restrictions upon the ability of investors to resell our securities. Accordingly, investors should consider the secondary market our securities to be a limited one.

It is the present intention of management after the active commencement of operations in the water treatment technology business to seek coverage and publication of information regarding the Company in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer's officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a nonissuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they "recognize securities manuals" but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Because the Company has no revenues and has negative cash flow, dividends are therefore unlikely.

We do not expect to pay dividends for the foreseeable future because we have no revenues. The payment of dividends will be contingent upon our future revenues and earnings, if any, capital requirements and overall financial condition. The payment of any future dividends will be within the discretion of our board of directors. It is our expectation that management will determine to retain any earnings for use in business operations and accordingly, we do not anticipate declaring any dividends in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

The Company received a comment letter dated May 9, 2013 related to its registration statement on Form 10-12g (file no. 000-54862) filed on December 2, 2012 and its Form 10-K for the year ended December 31, 2012. The Company cleared comments related to its From 10-12G and is in the process to file an amendment to it Form 10-K for the year ended December 31, 2012 in response to the comments from the SEC.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

The Company's corporate office is located at 1440 West Bitters Road, San Antonio, Texas 78248. This office space, consisting of approximately 100 square feet, is provided to the Company rent-free by Joseph Zekri, until such time as the Company either generates revenues from its operations or raises sufficient capital to fund the costs of a dedicated office. At present, the Company believes that our present office space is sufficient for the near future.

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
	Fiscal 2013		Fiscal 2012		Fiscal 2011
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.05	$0.01	$0.0078	$0.0032	$0.12	$0.01
Second Quarter ended June 30	$0.06	$0.01	$0.01	$0.0042	$0.03	$0.01
Third Quarter ended September 30	$0.10	$0.01	$0.088	$0.0055	$0.02	$0.01
Fourth Quarter ended December 31	$0.02	$0.01	$0.05	$0.0012	$0.01	$0.01

As of March 24, 2014, our shares of common stock were held by approximately 166 shareholders. The transfer agent of our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR 97214-3444, Phone: (503) 227-2950.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended December 31, 2013.

Sale of Unregistered Securities

During the Registrant's fiscal years ended December 31, 2013, 2012 and 2011, the three most recent fiscal years, the Registrant issued and/or sold the following restricted securities.

Date	Title	Shares Issued	Persons	Consideration
02/09/2012	Common Stock	7,020,500	Haim Silber	Conversion of $70,500 in debt into equity
12/27/2013	Common Stock	200,000,000	Ron Weissberg	$0.0001 per share pursuant to Section 4(2)
10/14/2013	Common Stock	7,553,200	Haim Silber	Conversion of $75,532 in debt into equity

The Company believes that the issuances and sale of the restricted shares were exempt from registration pursuant to Section 4(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. Mr. Weissberg represented his intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legend has been affixed to the stock certificate issued in such transaction. Mr. Weissberg received adequate information about the Company or had access, through employment, relation and/or business relationships with the Company to such information.

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

Initial Capital Raising: As of December 31, 2013, the Company has raised a total of $185,046 through the issuance of convertible notes.

Application for EPA and State certification: We estimate the costs related for EPA approval to be approximately $50,000 and the costs related to state certification to be approximately $25,000. Subject to the Company's ability to raise capital for the certification stage, we expect each certification, EPA and state, to take approximately 2 months.

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

Results of Operations during the year ended December 31, 2013 as compared to the year ended December 31, 2012

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the year ended December 31, 2013, we incurred $1,168,585 in net loss due to general and administrative expenses of $1,090,882 and other expenses of $77,703 consisting of interest expenses of $19,802 and $57,901 in amortization in debt discount compared to a net loss during the year ended December 31, 2012 of $91,985 mainly due to general and administrative expenses of $66,850, interest expenses of $12,525 and $12,610 in amortization of debt discount.

Our general and administrative expenses increased by $1,024,032 during the year ended December 31, 2013 as compared to the same period in the prior year mainly due to non-cash compensation expenses. During the twelve months ended December 31, 2013, our interest expenses increased by $7,277 or 58% as compared to the same period in the prior year. Amortization of debt discount increase by $45,291 as compared to the same period in the prior year.

Liquidity and Capital Resources

On December 31, 2013, we had total assets of $76,535 consisting of $76,535 in cash. We had total current liabilities of $115,348 consisting of $21,368 in accrued expenses and convertible notes in the amount of $93,980 compared to accrued expenses of $31,383 and convertible notes in the amount of $85,096 on December 31, 2012. Our accumulated deficits as of December 31, 2013 and 2012 were $3,582,710 and $2,414,125, respectively.

We used $75,285 in our operating activities during the year 2013, which was due to a net loss of $1,168,585 offset by donated services and rent of $12,000, non-cash compensation of $1,000,000, amortization of debt discount of $57,901, increase in accounts payable of $22,490 and increase in prepaid expenses of $909. We used $53,226 in our operating activities during the year 2012, which was due to a net loss of $91,985 offset by donated services and rent of $12,000, amortization of debt discount of $12,610, increase in accounts payable of $15,058 a decrease in prepaid expenses of $909.

We financed our negative cash flow from operations in 2013 through borrowings in the amount of $128,920 and issuance of common stock of $20,000. We financed our negative cash flow from operations in 2012 through borrowings in the amount of $56,126.

We do not have sufficient capital resources to effectuate our business plan. We estimate that we will require $400,000 to comply with EPA regulatory requirements during the next twelve months. Accordingly, we plan to raise these funds through a private offering of our equity securities or through issuance of convertible debt instruments. At present, we have not entered into any sales agreement for any of TreaTec's and GreenEng's water treatment products and therefore have not committed to purchase any of their products.

There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. The company has no contractual obligation to buy products from TreaTec and GreenEng.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2013, we did not have any contractual obligations.

Critical Accounting Policies

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

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

Development Stage Enterprise: As of January 1, 2011, the Company re-entered the development stage. The financial statements have been updated to reflect this change as of this date.'

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and ther intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to take estimates of these cash flows related to long-lived assets, as well as other fair value determination.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:
- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2013 and 2012 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2013
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2011.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 740”) which was effective for the Company on January 1, 2007.  ASC No. 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC No. 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

Recently Issued Accounting Pronouncements

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of Independent Registered Public Accounting Firm	17
Financial Statements:

Balance Sheets as of December 31, 2013 and December 31, 2012	19
Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012, and Period From Re-Entering Development Stage (January 1, 2011) to December 31, 2013	20
Statements of Changes in Stockholders' Equity for the Period from Re-Entry into the Development Stage (January 1, 2011) to December 31, 2013	21
Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011, and Period From Re-Entering Development Stage (January 1, 2011) to December 31, 2013	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
ADB International Group, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of ADB International Group, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from re-entering the development stage (January 1, 2011) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADB International Group, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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
March 26, 2014

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$76,535	$2,900
Prepaid expenses	-	909
Total current assets	76,535	3,809

Total Assets	$76,535	$3,809

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$21,368	$31,383
Convertible notes payable, net of discount	89,106	81,805
Convertible notes payable to related parties, net of discount	4,874	3,291
Total current liabilities	115,348	116,479

Total liabilities	115,348	116,479

Stockholders' deficit:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
284,548,014 and 76,994,799 issued and outstanding at December 31, 2013 and 2012, respectively	284,548	76,995
Additional paid in capital	3,259,349	2,224,460
Accumulated deficit before re-entry to the development stage	(2,290,748)	(2,290,748)
Accumulated deficit after re-entry to development stage	(1,291,962)	(123,377)
Total stockholders' equity (deficit)	(38,813)	(112,670)
Total Liabilities and Stockholders' Equity (Deficit)	$76,535	$3,809

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2011) TO DECEMBER 31, 2013

			For the period from
	For the year	For the year	re-entering development
	ended	ended	stage (January 1, 2011)
	December 31, 2013	December 31, 2012	to December 31, 2013

Revenues	$-	$-	$-

Expenses
General and administrative	1,090,882	66,850	1,174,267
Total costs and expenses	1,090,882	66,850	1,174,267

(Loss) from operations	(1,090,882)	(66,850)	(1,174,267)

Other income (expense)
Interest expense	(19,802)	(12,525)	(47,184)
Amortization of debt discount	(57,901)	(12,610)	(70,511)
Total other (expense)	(77,703)	(25,135)	(117,695)
Total costs and expenses	(1,168,585)	(91,985)	(1,291,962)

Loss from continuing operations before income taxes	(1,168,585)	(91,985)	(1,291,962)
Income tax	-	-	-
Net loss	$(1,168,585)	$(91,985)	$(1,291,962)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	82,992,472	76,227,531

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR PERIOD FROM RE-ENTRY INTO THE DEVELOPMENT STAGE (JANUARY 1, 2011) UNTIL DECEMBER 31, 2013

			Additional	Accumulated	Accumulated	Total
	Common		Paid-in	Deficit after Re-Entry	Deficit before Re-Entry	Stockholders'
	Shares	Amount	Capital	to Development Stage	to Development Stage	Equity (Deficit)
Balance at December 31, 2010 (Unaudited)	69,974,299	$69,974	$2,103,467	$-	$(2,290,748)	$(117,307)
Donated services and rent	-	-	12,000	-	-	12,000
Net loss	-	-	-	(31,392)	-	(31,392)
Balance at December 31, 2011	69,974,299	$69,974	$2,115,467	(31,392)	$(2,290,748)	$(136,699)
Note converted	7,020,500	7,021	63,479	-	-	70,500
Donated services and rent	-	-	12,000	-	-	12,000
Discount on convertible note	-	-	33,514	-	-	33,514
Net loss	-	-	-	(91,985)	-	(91,985)
Balance at December 31, 2012	76,994,799	$76,995	$2,224,460	(123,377)	$(2,290,748)	$(112,670)
Note converted	7,553,215	7,553	67,979	-	-	75,532
Stock issued for cash	200,000,000	200,000	(180,000)	-	-	20,000
Excess of fair value of stock cash paid	-	-	1,000,000	-	-	1,000,000
Donated services and rent	-	-	12,000	-	-	12,000
Discount on convertible note	-	-	128,063	-	-	128,063
Forgiveness of related party salary accrual	-	-	6,847	-	-	6,847
Net loss	-	-	-	(1,168,585)	-	(1,168,585)
Balance at December 31, 2013	284,548,014	$284,548	$3,259,349	$(1,291,962)	$(2,290,748)	$(38,813)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND FOR THE PERIOD
FROM RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2011) TO DECEMBER 31, 2013

			For the period from re-entering
	For the year ended	For the year ended	development stage (January 1, 2011)
	December 31, 2013	December 31, 2012	to December 31, 2013

Cash flows from operating activities:
Net loss	$(1,168,585)	$(91,985)	$(1,291,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services and rent	12,000	12,000	36,000
Shares issued for services	1,000,000	-	1,000,000
Amortization of debt discount	57,901	12,610	70,511
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	909	(909)	-
Increase (decrease) in accounts payable and accrued expenses	22,490	15,058	56,940
Cash provided by (used in) operating activities	(75,285)	(53,226)	(128,511)

Cash flow from financing activities:
Proceeds from issuance of common stock	20,000	-	20,000
Proceeds from issuance of convertible notes payable	57,375	52,820	110,195
Proceeds from issuance of convertible notes payable - related party	71,545	3,306	74,851
Cash provided by financing activities	148,920	56,126	205,046

Change in cash	73,635	2,900	76,535

Cash - beginning of period	2,900	-	-

Cash - end of period	$76,535	$2,900	$76,535

Non cash transactions:
Debt converted into common stock	$75,532	$70,500	$146,032
Discount on convertible debt	$128,063	$33,514	$161,577
Forgiveness of accrued salary by related party	$6,847	$-	$6,847

See Summary of Significant Accounting Policies and Notes to Financial Statements.

ADB INTERNATIONAL GROUP, INC.
 (A Development Stage Company)
f/k/a Centriforce Technology Corporation
Background and Significant Accounting Policies
December 31, 2013

1. The Company

Organizational Background: ADB International Group, Inc., (“ADBI” or the “Company”) is a New Jersey corporation based in Florida with offices in Israel. ADB International Group, Inc. (“ADB”) is a holding company with two subsidiaries. Centriforce Technology Corp (Centriforce), which is wholly owned by ADB, and Subsea Oil Technologies, Inc.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2013 or 2012.

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

Development Stage Enterprise: As of January 1, 2011, the Company re-entered the development stage. The financial statements have been updated to reflect this change as of this date.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determination.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

Level 1: Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2: Inputs to the valuation methodology include:
- Quoted prices for similar assets or liabilities in active markets;
- Quoted prices for identical or similar assets or liabilities in inactive markets;
- Inputs other than quoted prices that are observable for the asset or liability;
- Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2013 and 2012 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2013
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2013 and 2012, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred January 1, 2011.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 740, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 740”) which was effective for the Company on January 1, 2007.  ASC No. 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC No. 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC No. 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2013, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

Recently Issued Accounting Pronouncements

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

Recent Issuances of Common Stock-2013:

On October 14, 2013 we issued 7,553,215 shares of our common stock in settlement of $50,000 due to a former related party plus associated accrued interest of $25,532. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

On December 23, 2013 we issued 200,000,000 shares of common stock in exchange for $20,000.These shares were sold to an officer of the company at a discount to market at the date of the agreement. The shares were valued at the closing price as of the date of the agreement and resulted in recognition of $1,000,000 in compensation services for the year ended December 31, 2013.

Historical Activity Prior to 2013:

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of no par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock Options

There are no employee or non-employee option grants.

3. Related Party Transactions not Disclosed Elsewhere

Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $9,600 for 2013 and 2012. He also provided without cost to the Company office space valued at $200 per month, which totaled $2,400 for the twelve-month periods ended December 31, 2013 and 2012.

4. Disposition of Inactive Subsidiaries

On January 30, 2012 ADBI relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time.

5. Convertible Notes

Current Reporting Period-2013:

During 2013 the Company signed a series of twelve new unsecured promissory notes for an aggregate of $128,920 to related parties. One note for $71,545 is due to current officer/director of the company. The notes bear interest at 15% per annum and are due approximately one year from the date of issuance. The maturity dates range from February 5, 2014 to December 31, 2014 with all amounts recorded as current liabilities. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.0035 per share except for the officer/director note of $71,545 which is convertible at $0.0001 per share.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $128,920 has been recorded as a discount to the 2013 notes payable and a corresponding entry to Additional Paid-in Capital. The aggregate discount arising from the BCF on the 2012 and 2013 notes is $185,046.

For the year ended December 31, 2013 the Company has recognized $19,802 in accrued interest expense related to all convertible notes and has amortized $57,901 of the beneficial conversion feature which has also been recorded as interest expense. The aggregate carrying value of convertible notes is as follows:

	December 31, 2013	December 31, 2012
Face amount of the notes	$185,046	$106,126
Less unamortized discount	(91,066)	(21,030)
Carrying Value	$93,980	$85,096

Since Inception:

On January 20, 2009, the Company received $50,000 through the issuance of a convertible note. The note bears interest at the rate of 10% per annum and has a maturity date of 12 months. The note is convertible into common stock at a price of $0.01 per share. The company recorded a debt discount of $50,000 all of which was amortized to interest expense during 2009. During the year ended December 31, 2012, the Company issued 7,020,500 shares in connection with the conversion of this debt into equity, along with $20,500 of accrued interest. The conversion occurred within the terms of the promissory note and no gain or loss resulted. The net balance of the note was zero as of 12/31/2012 and $50,000 as of 12/31/2011.

On January 18, 2010, the Company received $50,000 through the issuance of a convertible note. The note bears interest at the rate of 10% per annum and has a maturity date of 12 months. The note is convertible into common stock at a price of $0.01 per share. The company recorded a debt discount of $50,000 all of which was amortized to interest expense during 2010. The net balance of the note was $50,000 as of 12/31/2012 and 12/31/2011.

During 2012, the Company received a total of $56,126 through the issuance of convertible notes to 5 shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.001 per share. The Company recorded interest expense on the amount of $12,525 during 2012 and $12,610 in amortization of debt discount during 2012.

6. Income Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $1,484,462 resulting in deferred tax assets of $519,562. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2013		2012
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		519,562		485,022
Less valuation allowance		(519,562)		(485,022)
Net deferred asset		$-		$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008.

7. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered on January 1, 2011 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8. Subsequent Events

There were no subsequent events following the period ended December, 31, 2013 through the date the financial statements were issued

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2013, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2013.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our director was elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Date Became Executive Officer
Ron Weissberg (1)	55	CEO, CFO and Chairman	12/2013
Shahar Ginsberg (1)	29	Former CEO and CFO	03/2013
Yoseph Zekri (1)	55	Secretary and Director	02/2012

(1) Upon the appointment of Mr. Weisberg as Chairman, CEO and CFO, Mr. Ginsberg resigned as CEO, CFO and Director to pursue other business opportunities and Mr. Zekri stepped down as Chairman but continues to serve as Secretary and a Director.

Ron Weissberg, age 55. From May 2011 to the present, Mr. Weissberg has been an officer and director of Bio-Light Israeli Life Sciences Investments Ltd, a public company listed on the Tel-Aviv Stock Exchange, engaged in the management and commercialization of Biomed innovation. From May 2003 to the present, Mr. Weissberg has been a director of Midroog Ltd., a Credit Rating Agency in Israel engaged in the credit rating business for the domestic Israeli market and an affiliate of Moody's Corporation (NYSE:MCO). From February 1988 to the present, Mr. Weissberg has been an officer and director of The Israel Land Development Company Ltd (ILDC), a public company listed on the Tel-Aviv Stock Exchange engaged in the Real Estate business, principally involving development of commercial and shopping center properties and logistic centers in Israel, Europe and Canada. From 2011 to the present, Mr. Weissberg has also served as Vice-Chairman of ILDC.

From May 1996 to the present, Mr. Weissberg has been a Director of ILD Hotels Ltd, a public company listed on the Tel-Aviv Stock Exchange engaged in the business of owning and managing a chain of hotels in Israel. From June 2008 until October 2010, Mr. Weissberg served as the CEO and a director of Portfolio Green Ltd,, a public company listed on the Tel-Aviv Stock Exchange engaged in the business of Real Estate development in the United States.

Yoseph Zekri, 54, served as CEO, CFO and Chairman of the Company from February 2012 until the appointment of Mr. Ginsberg as CEO and CFO in March 3013, following which has he continued to serve as Secretary and a Director. Mr. Zekri has many years of experience as a senior executive of a variety of private businesses and since 2010 he has been the CEO and principal of Solution's USA, LLC, a private company engaged in importing and selling furniture on both a wholesale and retail basis.

Director Independence. In determining whether or not our director is considered independent the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that none of our directors is independent.

NASDAQ Rule 4200. The NASDAQ Rule 4200, which sets forth several tests to determine whether a director of a listed company is independent. Rule 4200 provides that a director would not be considered independent if the director or an immediate family member accepted any compensation from the listed company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the determination of independence (excluding compensation for board or board committee service, compensation paid to an immediate family member as a non-executive employee, benefits paid under a tax-qualified retirement plan and non-discretionary compensation).

Directors’ Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Board Meetings. During the year ended December 31, 2013, the board of directors had three board meetings and eight boards meetings, respectively.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

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

The challenges faced by the Company at this stage - obtaining financing and implementing a marketing and sales plan - are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business. Second, Mr. Ron Weissberg is uniquely suited to fulfill both positions of responsibility because he possesses both technical knowledge and management experience.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the second quarter of 2014.

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

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its officers and directors and ten percent (10%) shareholders has not filed reports required to be filed under Section 16(a). Nevertheless, Mr. Weissberg filed a Schedule 13D on January 7, 2014 with respect to his acquisition on December 27, 2013 of 200,000,000 shares from the Registrant.

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2013, 2012 and 2011.

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ron Weissberg, CEO, CFO and Chairman (1)	2013	0	0	0	0	0	0
Yoseph Zekri, former CEO, CFO and Chairman (2)	2012	8,250	0	0	0	0	0
	2011	0	0	0	0	0	0
Matthew Schulman, former CEO and Chairman (3)	2012	3,000	0	0	0	0	0
	2011	0	0	0	0	0	0
Steven M. Plumb, former CFO and director (4)	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

(1) Mr. Weissberg became the Company's CEO, CFO and Chairman in December 2013 and receives no compensation for serving as officer and director.
(2) Mr. Zekri became the Company's CEO, CFO and Chairman in February 2012 and receives $750 per month in compensation for serving as officer and director. He resigned as CEO and CFO on March 17, 2013 but remained as our Secretary and Chairman. On March 17, 2013, Mr. Shahar Ginsberg became the Company's CEO and CFO. Mr. Ginsberg resigned as CEO, CFO and Chairman upon the appointment of Mr. Weissberg as CEO, CFO and Chairman on December 24, 2013.
(3) Mr. Schulman became the Company's CEO and Chairman 2008 and resigned in February 2012. He has not received any cash compensation for serving as officer and director.
(4) Mr. Plumb became the Company's CFO and Chairman 2008 and resigned in February 2012. He has not received any cash compensation for serving as officer and director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's common stock securities and the beneficial ownership of Registrant's director and executive officer. As of March 24, 2014, the Registrant had 284,548,014 shares of common stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Shahar Ginsberg, former CEO, CFO and director	0	0%
1440 W. Bitters Road, #1931, San Antonio, TX 78248

Yoseph Zekri, Secretary and director	21,307,987	7.49%
1440 W. Bitters Road, #1931, San Antonio, TX 78248

Ron Weissberg, CEO, CFO and Chairman	205,283,800	72,14%
7 Hamitnachalim Street, Ganey Yehuda, Israel
Director and Officer (2 people)	226,591,787	79.63%

(1) Applicable percentage ownership is based on 284,548,014 shares of common stock outstanding as of January 30, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

On February 9, 2012, the Company issued 7,020,500 shares upon the conversion of a $50,000 convertible note plus accrued interest of $20,500, which note was due to Haim Silber, a former related party. On October 14, 2013, the Company issued 7,553,200 shares upon the conversion of a $75,532 convertible note, which note was due to Haim Silber, a former related party.

The Company’s corporate office consists of approximately 100 square feet and is provided to the Company rent-free by his CEO. This arrangement remains in place until such time that the Company generates revenues from its operations.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC (“MK")  as independent public accountant for the fiscal year ended December 31, 2013 and 2012.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by MK during those periods.

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Audit fees (1)	$10,600	$7,540
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit	Description of Exhibit
3.1	Articles of Incorporation, as amended, attached to the Company's Form 10-12G as filed with the SEC on December 3, 2012.
3.1(a)	Original Articles of Incorporation, attached to the Company's Form 10-12G as filed with the SEC on April 25, 2013.
3.2	Bylaws, attached to the Company's Form 10-12G as filed with the SEC on December 3, 2012.
10.4	Consulting Agreement between the Company and Mr. Tal Yoresh, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.5	Consulting Agreement between the Company and Mr. Itai Weisberg, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.6	Securities Transfer Agreement between the Company and Amir Uziel and Lavi Krasney, attached to the Company's Form 10-12G/A as filed with the SEC on April 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Ron Weissberg Ron Weissberg CEO and CFO Dated: March 26, 2014