Form 10-K/A
period 2013-12-31
ADB International Group, Inc.
filed 2014-04-23
CIK 1563536

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

The control deficiencies in our internal control over financial reporting may until remedied cause errors in our financial statements or cause our filings with the SEC to not be timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2013, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

The Company received a comment letter dated April 14, 2014 with respect to its From 10-12G #5 (file no. 000-54862) filed on April 1, 2014 and its Form 10-K for the year ended December 31, 2013 filed on March 26, 2014.

The Company received a comment letter dated December 13, 2013 related to its Form 10-K for the year ended December 31, 2012 filed on April 12, 2013.

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

Date	Title	Shares Issued	Persons	Consideration
02/09/2012	Common Stock	7,020,500	Haim Silber	Conversion of $70,500 in debt into equity
12/23/2013	Common Stock	200,000,000	Ron Weissberg	$0.0001 per share pursuant to Section 4(2)
10/14/2013	Common Stock	7,553,200	Haim Silber	Conversion of $75,532 in debt into equity

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

Report of Independent Registered Public Accounting Firm	17
Financial Statements:

Balance Sheets as of December 31, 2013 and December 31, 2012	19
Statements of Operations for the Years Ended December 31, 2013 and December 31, 2012, and Period From Re-Entering Development Stage (January 1, 2011) to December 31, 2013	20
Statement of Changes in Stockholders' Equity for the Period from Re-Entry into the Development Stage (January 1, 2011) to December 31, 2013	21
Statements of Cash Flows for the Years Ended December 31, 2012 and December 31, 2011, and Period From Re-Entering Development Stage (January 1, 2011) to December 31, 2013	22
Notes to Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
ADB International Group, Inc.
San Antonio, Texas

We have audited the accompanying balance sheets of ADB International Group, Inc. (A Development Stage Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from re-entering the development stage (January 1, 2011) to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

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

Property and Equipment:New property and equipment are recorded at cost. Property and equipment included in the bankruptcy proceedings and transferred to the Trustee had been valued at liquidation value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Fair Value Measurements:The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2013. As a result, the Company believes that its internal controls over its financial reporting were not effective as of December 31, 2013. Management has identified corrective actions for the weakness and has begun implementation during 2014.

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

Summary Compensation Table
					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ron Weissberg, CEO, CFO and Chairman (1)	2013	0	0	1,000,000	0	0	0
Yoseph Zekri, former CEO, CFO and Chairman (2)	2012	8,250	0	0	0	0	0
	2011	0	0	0	0	0	0
Matthew Schulman, former CEO and Chairman (3)	2012	3,000	0	0	0	0	0
	2011	0	0	0	0	0	0
Steven M. Plumb, former CFO and director (4)	2012	0	0	0	0	0	0
	2011	0	0	0	0	0	0

(1) On December 23, 2013, Mr. Ron Weissberg invested a total of $91,545 in the Registrant (the "Investment"), evidenced by his purchase for $20,000 of 200,000,000 shares, based upon the par value of $0.0001 per share, and $71,545 evidenced by a convertible promissory note due December 31, 2014. On the date of Mr. Weissberg's Investment, the market price of the Registrant's shares was $0.005. As a result of the sale of these shares of common stock to Mr. Weissberg at a discount from the market price, the Registrant recognized a non-cash compensation expense of $1,000,000 during the year ended December 31, 2013..
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

/s/ Ron Weissberg Ron Weissberg CEO Dated: April 23, 2014 /s/ Ron Weissberg Ron Weissberg CFO Dated: April 23, 2014