Form 10-K/A
period 2013-12-31
ADB International Group, Inc.
filed 2014-04-28
CIK 1563536

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADB INTERNATIONAL INC.
By: /s/ Ron Weissberg
Ron Weissberg
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 28, 2014

By: /s/ Ron Weissberg
Ron Weissberg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: April 28, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ron Weissberg
Ron Weissberg
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: April 28, 2014

By: /s/ Yoseph Zekri
Yoseph Zekri
Director
Date: April 28, 2014