Form 10-Q
period 2014-03-31
ADB International Group, Inc.
filed 2014-05-08
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 8, 2014, the Registrant had 284,548,014 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
BALANCE SHEETS

	March 31, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$52,781	$76,535
Total current assets	52,781	76,535

Total Assets	$52,781	$76,535

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accrued expenses	$27,091	$21,368
Convertible notes payable to related parties, net of discount	22,515	4,874
Convertible notes payable, net of discount	101,017	89,106
Total current liabilities	150,623	115,348

Stockholders' deficiency:
Preferred stock, no par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; and
284,548,014 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	284,548	284,548
Additional paid in capital	3,259,349	3,259,349
Deficit accumulated before re-entry to the development stage	(2,290,748)	(2,290,748)
Accumulated deficit after re-entry to development stage	(1,350,991)	(1,291,962)
Total stockholders' (deficit)	(97,842)	(38,813)
Total Liabilities and Stockholders' (Deficit)	$52,781	$76,535

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2011) TO MARCH 31, 2014 (Unaudited)
(Unaudited)

			For the period from
	For the three	For the three	re-entering development
	months ended	months ended	stage (January 1, 2011)
	March 31, 2014	March 31, 2013	to March 31, 2014

Revenues	$-	$-	$-

Expenses
General and administrative	23,754	16,329	1,198,021
Total	23,754	16,329	1,198,021

(Loss) from operations	(23,754)	(16,329)	(1,198,021)

Other income (expense)
Interest expense	(5,723)	(4,227)	(52,907)
Amortization of debt discount	(29,552)	(9,763)	(100,063)
Total other (expense)	(35,275)	(13,990)	(152,970)
Total cost and expense	(59,029)	(30,319)	(1,350,991)

Loss from continuing operations before income taxes	(59,029)	(30,319)	(1,350,991)
Income tax	-	-	-
Net loss	$(59,029)	$(30,319)	$(1,350,991)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	284,548,014	76,994,799

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND FOR THE PERIOD FROM
RE-ENTERING DEVELOPMENT STAGE (JANUARY 1, 2011) TO MARCH 31, 2014
(Unaudited)

	For the three	For the three	For the period from re-entering
	months ended	months ended	development stage (January 1, 2011)
	March 31, 2014	March 31, 2013	to March 31, 2014

Cash flows from operating activities:
Net loss	$(59,029)	$(30,319)	$(1,350,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Donated services	-	3,000	36,000
Shares issued for services	-	-	1,000,000
Amortization of debt discount	29,552	9,763	100,063
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	900	-
Increase (decrease) in accounts payable and accrued expenses	5,723	1,443	62,663
Cash provided by (used in) operating activities	(23,754)	(15,213)	(152,265)

Cash flow from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from issuance of convertible notes payable - related parties	-	-	74,851
Proceeds from issuance of convertible notes payable	-	15,000	110,195
Cash provided by financing activities	-	15,000	205,046

Change in cash	(23,754)	(213)	52,781
Cash - beginning of period	76,535	2,900	-
Cash - end of period	$52,781	$2,687	$52,781

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$-	$-	$146,032
Discount on convertible debt	$-	$15,000	$161,577
Forgiveness of accrued salary by related party	$-	$-	$6,847

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Unaudited Financial Statements
March 31, 2014

1.    The Company and Significant Accounting Policies

Organizational Background: ADB International Group, Inc., (“ADBI” or the “Company”) is a New Jersey corporation based in Florida with offices in Israel. ADB International Group, Inc. (“ADB”) is a holding company with two subsidiaries. Centriforce Technology Corp (Centriforce), which is wholly owned by ADB, and Subsea Oil Technologies, Inc.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2013 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 Annual Report and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock-We are currently authorized to issue up to 500,000,000 shares of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

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

Historical Activity Prior to December 31, 2013:

In 2013, our former CEO provided services to the Company without cost valued at $3,000.

Stock Issued upon conversion of debt-During the year ended December 31, 2012, we issued 7,020,500 shares of our common stock in settlement of $50,000 due to a former related party plus associated accrued interest of $20,500. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Preferred Stock-We are currently authorized to issue up to 25,000,000 shares of no par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock Option-There are no employee or non-employee option grants.

3. Related Party Transactions not Disclosed Elsewhere

Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $2,400 for 2014. He also provided without cost to the Company office space valued at $200 per month, which totaled $600 for the three-month period ended March 31, 2014.

4. Disposition of Inactive Subsidiaries

On January 30, 2012, ADBI relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time.

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

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $128,920 has been recorded as a discount to the 2013 notes payable and a corresponding entry to Additional Paid-in Capital. The historical aggregate discount arising from the BCF on all such notes is $185,046.

For the three months ended March 31, 2014 and 2013 the Company has recognized $5,723 and $4,227 in accrued interest expense, respectively, and has amortized $29,552 and $9,763, respectively of the beneficial conversion feature which has also been recorded as interest expense. The aggregate carrying value of convertible notes is as follows:

	March 31, 2014	December 31, 2013
Face amount of the notes	$185,046	$185,046
Less unamortized discount	$(61,514)	$(91,066)
Carrying value	$123,532	$93,980

Since Inception:-On January 20, 2009, the Company received $50,000 through the issuance of a convertible note. The note bears interest at the rate of 10% per annum and has a maturity date of 12 months. The note is convertible into common stock at a price of $0.01 per share. The company recorded a debt discount of $50,000 all of which was amortized to interest expense during 2009. During the year ended December 31, 2012, the Company issued 7,020,500 shares in connection with the conversion of this debt into equity, along with $20,500 of accrued interest. The conversion occurred within the terms of the promissory note and no gain or loss resulted. The net balance of the note was zero as of 12/31/2012 and $50,000 as of 12/31/2011.

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

6. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered on January 1, 2011 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2014 through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Overview

Since early 2012, following our transition from our water desalinization technology business, we have pursued our plan to serve as a distributor of water treatment products manufactured by established companies in the water treatment industry. During 2012, the Company’s business activities involved evaluating the water treatment business and product research, seeking marketing and distribution agreements, evaluating the regulatory requirements and engaging in related activities to become a distributor of water treatment products in certain markets.

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

The Company was successful in entering into Distribution Agreements with both Treatec21 and GreenEng and plans to evaluate other potential water treatment product manufacturers, whether based in Israel or elsewhere, and enter into additional distribution agreements. Our initial focus was to market and sell the Treatec and GreenEng water treatment products in North America through direct sales and representatives, as well as in Australia and New Zealand through our representative, Mr. Tal Yoresh, a resident of Australia. The Company believed that the Treatec21 and GreenEng water treatment products, as well as other water treatment technology products, had the potential to enable us to be competitive in the water treatment markets in which we operate.

Background-Water Treatment Business

In furtherance of our business plan, we entered into distribution agreements with Treatec21 Industries Ltd (treatec21.com/Eng/), a major Israeli-based private company ("Treatec"), a wholly-owned subsidiary for Yaad, a company with securities traded on the Tel Aviv Exchange, and in January 2013 with Green Eng Absolute Green Engineering Ltd, also a private Israeli company. Both Treatec21 and Green Eng are engaged in the water treatment industry with Treatec having significant sales in Israel, China and Europe, while most of GreenEng sales are in Israel. While there was no assurance, the Company believed that it would have been able to successfully enter into licensing agreements with other companies in the water treatment industry during 2013.

Following execution of our license agreements with Treatec and GreenEng, we estimated that to implement and complete the first phase of our business plan, we would require approximately $400,000. However, we did have any financing arrangements in place and we were not able to secure such financing to pursue our business plan and, notwithstanding our belief that we would be able to successfully sell and distribute both the Treatec and GreenEng water treatment products in North America, we were not able to generate any revenues from the sale of any water treatment products.

During the last quarter of 2013, we had discussion with a principal shareholder, Ron Weissberg, who is now our Chairman, CEO, CFO and control shareholder, about considering other business opportunities for the Company. To that end, Mr. Weissberg invested $91,545 in December 2013, evidenced by his subscription for 200 million shares at par value and a convertible note in the amount of $71,545. The convertible note payable to Mr. Weissberg bears interest at the rate of 15% per annum, is due in December 2014 and is convertible into shares of the Company's common stock at a price of $0.0001 per share. At March 31, 2014, the Company is deemed to be a shell company as that term is defined under Rule 144(i) promulgated by the SEC under the Securities Act of 1933, as amended.

Results of Operations during the three months ended March 31, 2014 as compared to the period ended March 31, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the period ended March 31, 2014, we incurred $59,029 in net loss due to general and administrative expenses of $23,754 and other expenses of $35,275 consisting of interest expense of $5,723 and $29,552 in amortization in debt discount compared to a net loss during the period ended March 31, 2013 of $30,319 mainly due to general and administrative expenses of $16,329, interest expenses of $4,227 and $9,763 in amortization of debt discount.

Our general and administrative expenses increased by $7,425 or 45% during the period ended March 31, 2014 as compared to the same period in the prior year mainly due to an increase in professional fees. During the three months ended March 31, 2014, our interest expenses increased by $1,496 or 35% as compared to the same period in the prior year. Amortization of debt discount increase by $19,789 or 202% as compared to the same period in the prior year.

Liquidity and Capital Resources

On March 31, 2014, we had total assets of $52,781 consisting of cash in the same amount. We had total current liabilities of $150,623 consisting of $27,091 in accrued expenses and $123,532 in convertible notes compared to accrued expenses of $21,368 and $93,980 in convertible notes on December 31, 2013. Our accumulated deficits as of March 31, 2014 and December 31, 2013 were $3,641,739 and $3,582,710, respectively.

We used $23,754 in our operating activities during the three months ended March 31, 2014, which was due to a net loss of $59,029 offset by amortization of debt discount of $29,552 and an increase in accounts payable of $5,723. We used $15,213 in our operating activities during the three months ended March 31, 2013, which was due to a net loss of $30,319 offset by donated services valued at $3,000, amortization of debt discount of $9,763, increase in prepaid expenses of $900 and an increase in accounts payable of $1,443.

We financed our negative cash flow during the three months ended March 31, 2014 through available cash resources. We financed our negative cash flow from operations during the same period in the prior year through the issuance of convertible notes of $15,000.

There can be no assurance that additional capital will be available to us as we pursue other business opportunities. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated. There are no limitations in our articles of incorporation on our ability to borrow funds or raise funds through the issuance of restricted common stock. Our limited resources and lack of operating history may make it difficult to do borrow funds or raise capital. Our inability to borrow funds or raise funds through the issuance of restricted common stock required to facilitate our business plan may have a material adverse effect on our financial condition and future prospects. Any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading "Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Date: May 8, 2014

By: /s/ Ron Weissberg
Ron Weissberg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: May 8, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ron Weissberg
Ron Weissberg
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: May 8, 2014

By: /s/ Yoseph Zekri
Yoseph Zekri
Director
Date: May 8, 2014