Form 10-Q
period 2014-06-30
ADB International Group, Inc.
filed 2014-08-19
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number 0-54862

ADB INTERNATIONAL GROUP, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	90-0964924
(State of Incorporation)	(I.R.S. Employer Identification No.)

40 Wall Street, 28th Floor, New York, NY	10005
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: (212) 400-7198

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

On August 19, 2014, the Registrant had 2,592,400 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Balance Sheets
At June 30, 2014 and December 31, 2013

	June 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$2,114,012	$76,535
Total current assets	2,114,012	76,535

Total Assets	$2,114,012	$76,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable -trade	$5,730	$-
Accrued expenses	19,003	21,368
Convertible notes payable to related parties, net of discount	-	4,874
Convertible notes payable, net of discount	-	89,106
Total current liabilities	24,733	115,348

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
2,592,400 and 2,845,480 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,592	2,845
Additional paid in capital	3,541,305	3,541,052
Common stock subscribed but not issued	23,837,203	-
Common stock subscription receivable	(520,000)	-
Accumulated deficit before re-entry to the development stage	(2,290,748)	(2,290,748)
Accumulated deficit after re-entry to development stage	(22,481,073)	(1,291,962)
Total stockholders' equity (deficit)	2,089,279	(38,813)
Total Liabilities and Stockholders' Equity (Deficit)	$2,114,012	$76,535

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Statements of Operations
For the Three and Six Month Periods Ended June 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to June 30, 2014
(Unaudited)

					For the period
					from re-entering
	For the three	For the three	For the six	For the six	development stage
	months ended	months ended	months ended	months ended	(January 1, 2011)
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	to June 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	39,499	26,234	63,253	42,563	1,237,520
Total	39,499	26,234	63,253	42,563	1,237,520

(Loss) from operations	(39,499)	(26,234)	(63,253)	(42,563)	(1,237,520)

Other income (expense)
Interest expense	(5,787)	(4,564)	(11,510)	(8,791)	(58,694)
Amortization of debt discount	(61,514)	(15,088)	(91,066)	(24,851)	(161,577)
Loss on settlement of debt	(21,009,343)	-	(21,009,343)	-	(21,009,343)
Total other (expense)	(21,076,644)	(19,652)	(21,111,919)	(33,642)	(21,229,614)
Total cost and expenses	(21,116,143)	(45,886)	(21,175,172)	(76,205)	(22,467,134)

Loss from continuing operations before income tax	(21,116,143)	(45,886)	(21,175,172)	(76,205)	(22,467,134)
Income tax	(13,939)	-	(13,939)	-	(13,939)

Net loss	$(21,130,082)	$(45,886)	$(21,189,111)	$(76,205)	$(22,481,073)

Basic and diluted per share amount:
Basic and diluted net loss	$(7.54)	$(0.06)	$(7.73)	$(0.10)

Weighted average shares outstanding
(basic and diluted)	2,801,160	769,948	2,740,523	769,948

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to June 30, 2014
(Unaudited)

	For the six	For the six	For the period from re-entering
	months ended	months ended	development stage (January 1, 2011)
	June 30, 2014	June 30, 2013	to June 30, 2014

Cash flows from operating activities:
Net loss	$(21,189,111)	$(76,205)	$(22,481,073)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services	-	6,000	36,000
Shares issued for services	-	-	1,000,000
Non-cash loss on settlement of debt	21,009,343	-	21,009,343
Amortization of debt discount	91,066	24,851	161,577
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	900	-
Increase (decrease) in accounts payable and accrued expenses	31,179	6,007	88,119
Cash used in operating activities	(57,523)	(38,447)	(186,034)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,095,000	-	2,115,000
Proceeds from issuance of convertible notes payable - related parties	-	-	74,851
Proceeds from issuance of convertible notes payable	-	45000	110,195
Cash provided by financing activities	2,095,000	45,000	2,300,046

Change in cash	2,037,477	6,553	2,114,012
Cash - beginning of period	76,535	2,900	-
Cash - end of period	$2,114,012	$9,453	$2,114,012

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$212,860	$-	$358,892
Discount on convertible debt	$-	$44,143	$161,577
Forgiveness of accrued salary by related party	$-	$-	$6,847
Common stock cancelled	$253	$-	$253
Subscription receivable	$500,000	$-	$500,000

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Notes to Unaudited Financial Statements
June 30, 2014

1. The Company and Significant Accounting Policies

Organizational Background: ADB International Group, Inc., ("ADBI" or the "Company") is a New Jersey corporation based in Florida with offices in Israel. ADB International Group, Inc. ("ADB") is a holding company with two subsidiaries. Centriforce Technology Corp (Centriforce), which is wholly owned by ADB, and Subsea Oil Technologies, Inc.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Stock Based Compensation: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: The Company measures fair value under a framework that utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs which prioritize the inputs used in measuring fair value are:

- Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
- Level 2: Other inputs that are observable, directly or indirectly, such as quoted prices for similar assets and liabilities or market corroborated inputs.
- Level 3: Unobservable inputs are used when little or no market data is available, which requires the Company to develop its own assumptions about how market participants would value the assets or liabilities. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company's financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at June 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share: We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the 1:100 reverse split had occurred January 1, 2011.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

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

- The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock-We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock in 2014:

During the period ended June 30, 2014 we received proceeds of $2,095,000 upon the sale of common stock and $500,000 in subscription receivable. The shares were sold for $0.40 per share to approximately 40 investors (resulting in 6,437,500 shares issuable, post reverse) and are to be issued upon completion of a 1:100 reverse stock split. The shares were issued as part of a Private Placement of 10,000,000 shares. All such subscribed shares are restricted as to transferability. The contemplated reverse split of common stock is tied to the Company's plan to redomicile from New Jersey to Delaware. 253,080 shares previously issued to former related parties were returned and cancelled.

We are obligated to issue 3,739,978 shares of our common stock valued at $6,496,023 in settlement of $113,501 in notes plus associated accrued interest of $25,672. The terms of three settlement agreements provided for an aggregate of $20,000 of additional funds to acquire all the shares of common stock included in the settlement. These are carried in the equity section of our balance sheet as "subscriptions receivable" until received. The conversions did not occur within the terms of the promissory notes and therefore a $6,336,850 loss was recognized.

We are also obligated to issue 7,391,600 shares of our common stock in settlement of $71,545 due to a related party plus associated accrued interest of $2,142. The conversions did not occur within the terms of the promissory notes and therefore a $14,672,493 loss was recognized.

Historical Activity Prior to 2014:

On October 14, 2013 we issued 75,532 post-split shares of our common stock in settlement of $50,000 due to a former related party plus associated accrued interest of $25,532. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

On December 23, 2013 we issued 2,000,000 post-split shares of common stock in exchange for $20,000.These shares were sold to an officer of the company at a discount to market at the date of the agreement. The shares were valued at the closing price as of the date of the agreement and resulted in recognition of $1,000,000 in compensation services for the year ended December 31, 2013.

In 2013, our former CEO provided services to the Company without cost valued at $3,000.

Stock Issued upon conversion of debt-During the year ended December 31, 2012, we issued 70,205 post-split shares of our common stock in settlement of $50,000 due to a former related party plus associated accrued interest of $20,500. The conversion occurred within the terms of the promissory note and no gain or loss resulted.

Preferred Stock-We are currently authorized to issue up to 20,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind.

Stock Option-There are no employee or non-employee option grants.

3. Related Party Transactions Not Disclosed Elsewhere

Mr. Zekri, our Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $4,800 for 2013. He also provided without cost to the Company office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2013.

4. Disposition of Inactive Subsidiaries

On January 30, 2012 ADBI relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time.

5. Convertible Notes

During 2013 the Company signed a series of twelve new unsecured promissory notes for an aggregate of $128,920 to related parties. One note for $71,545 was due to current officer/director of the company. The notes bear interest at 15% per annum and were due approximately one year from the date of issuance. The maturity dates range from February 5, 2014 to December 31, 2014 with all amounts recorded as current liabilities. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.0035 per share except for the officer/director note of $71,545, which is convertible at $0.01 per share. At June 30, 2014 all notes had been converted into common stock. In connection with the conversion, the terms of settlement had been modified. The modifications resulted in the recognition of a $21,009,343 loss.

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

For the six months ended June 30, 2014 and 2013 the Company has recognized $11,510 and $8,791 in accrued interest expense, respectively, and has amortized $91,066 and $24,851, respectively of the discount arising from the beneficial conversion feature which has also been recorded as interest expense.

Since Inception: On January 20, 2009, the Company received $50,000 through the issuance of a convertible note. The note bears interest at the rate of 10% per annum and has a maturity date of 12 months. The note is convertible into common stock at a price of $1.00 per share. The company recorded a debt discount of $50,000 all of which was amortized to interest expense during 2009. During the year ended December 31, 2012, the Company issued 70,205 post-split shares in connection with the conversion of this debt into equity, along with $20,500 of accrued interest. The conversion occurred within the terms of the promissory note and no gain or loss resulted. The net balance of the note was zero as of 12/31/2012 and $50,000 as of 12/31/2011.

In January 18, 2010, the Company received $50,000 through the issuance of a convertible note. The note bears interest at the rate of 10% per annum and has a maturity date of 12 months. The note is convertible into common stock at a price of $1.00 per share. The company recorded a debt discount of $50,000 all of which was amortized to interest expense during 2010. The net balance of the note was $50,000 as of 12/31/2012 and 12/31/2011.

During 2012, the Company received a total of $56,126 through the issuance of convertible notes to 5 shareholders. The notes bear interest at the rate of 15% per annum and having a maturity date of 12 months. The notes are convertible into common stock par value $0.1 per share. The Company recorded interest expense on the amount of $12,525 during 2012 and $12,610 in amortization of debt discount during 2012.

6. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered on January 1, 2011 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

7. Subsequent Events

On May 13, 2014 the Board approved a plan to redomicile from New Jersey to Delaware. In conjunction with and subject to the redomiciliation The Board also approve a 1:100 reverse split of common stock. Upon completion of the plan, the existing issued and outstanding shares will be reduced to 2,845,480 shares. As of the date of filing, new investors have subscribed to 6,437,500 post-reverse shares and 11,057,667 post-reverse shares in stock payable related to debt conversion. Effective August 4, 2014, the change in domicile and the reverse split of our common stock has been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Overview

In early 2012, we changed our business focus from our efforts to enter the water desalinization technology business, and began to pursue our plan to serve as a distributor of water treatment products manufactured by established companies in the water treatment industry.

During 2012, the Company's business activities involved evaluating the water treatment business and product research, seeking marketing and distribution agreements, evaluating the regulatory requirements and engaging in related activities to become a distributor of water treatment products in certain markets. To that end, we consulted with third parties, including certain of our shareholders as well as technical specialists who were either known by or introduced to us regarding entering the water treatment industry. Our management evaluated competing water treatment technologies and potential "partners" for whom we could potentially serve as distributor. These efforts resulted in the execution of Distribution Agreements with Treatec21 and GreenEng, companies that we believed had competitive and innovative water treatment technologies and products that we could successfully market.

While we were successful in entering into Distribution Agreements with both Treatec21 and GreenEng to market and sell their water treatment products in North America through direct sales and representatives, as well as in Australia and New Zealand through our representative, Mr. Tal Yoresh, a resident of Australia, we were not able to generate any revenues from the distribution of the water treatment products of Treatec21 or GreenEng.

During the last quarter of 2013, we had discussion with a principal shareholder Ron Weissberg, about considering other business opportunities for the Company. On December 23, 2013, Mr. Weissberg invested $91,545 evidenced by his subscription for 200 million shares at par value and a convertible note in the amount of $71,545. On December 27, 2013, Mr. Weissberg was appointed as our CEO and CFO.

In January 2014, Mr. Weissberg negotiated with Lifewave Ltd., a public company organized under the laws of the State of Israel, for the purpose of acquiring certain of Lifewave's IP assets pertaining to a wound healing device. The Registrant signed a patent purchase agreement with Lifewave on January 6, 2014 (the "Agreement"), the closing of which was subject to several material conditions, including our ability of raising equity capital sufficient to develop and commercially exploit the technology.

On June 4, 2014, we completed the purchase of all right, title and interest to certain IP assets, including rights to a wound treatment device. The IP assets, including the wound healing device, acquired by the Registrant are designed for wound treatment incorporating Bioelectrical Signal Therapy ("BST(TM) Device" or the "E-QURE BST(TM) Device"). The BST(TM) device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure/cure.

Pursuant to the Agreement, the Registrant has agreed to pay Lifewave a royalty of from 10% to 20% of the profits (as defined in the Agreement) generated from the BST(TM) Device. The Registrant's purpose for entering into the Lifewave Agreement was in furtherance of its business plan to become an operating company engaged in the medical device industry.

In July 2014, the Registrant entered into an agreement with the Austen BioInnovation Institute in Akron ("ABIA" or the "Institute"), for the purpose of bringing ADBI's E-QURE BST(TM), a bioelectrical signal therapy device to the U.S. market.

The Company's management selected ABIA's Product Innovation and Commercialization Division, which has significant expertise in wound healing, clinical trial development, and regulatory operations, to spearhead its pre-market clinical trial program, which is necessary to apply for regulatory approval from the United States Food and Drug Administration ("FDA") to distribute the E-QURE BST(TM) Device in the United States. As part of the Institute's fully integrated regulatory and device development service offerings, ABIA will prepare on behalf of the Company an application to obtain FDA approval. The initial trial will include 70 patients in a double-arm, randomized, multi-center study to assess the safety and efficacy of E-QURE's BST Device in patients with Stage II and III pressure and venous stasis ulcers; and submit data to the U.S. Food and Drug Administration to obtain marketing clearance.

During the quarter ended June 30, 2014, the Registrant raised over $2,095,000 in equity capital and 8 convertible notes were converted into shares to accelerate its plans to actively engage in the medical device industry, generally, and in wound treatment, specifically.

Results of Operations during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three-month period ended June 30, 2014, we incurred $21,130,082 in net loss due to general and administrative expenses of $39,499 and total other expenses of $21,076,644 consisting of interest expense of $5,787, $61,514 in amortization in debt discount, $21,009,343 in loss on settlement of debt expenses and taxes of $13,939 compared to a net loss during the three -month period ended June 30, 2013 of $45,886 mainly due to general and administrative expenses of $26,234, interest expenses of $4,564 and $15,088 in amortization of debt discount.

Our general and administrative expenses increased by $13,265 or 51% during the period ended June 30, 2014 as compared to the same period in the prior year mainly due increased professional fees. During the three months ended June 30, 2014, our interest expenses increased by $1,223 or 27% as compared to the same period in the prior year. Amortization of debt discount increase by $46,426 or 307% as compared to the same period in the prior year. The non-cash charge related to a loss on debt settlement is a one time, non-recurring expense.

Results of Operations during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the six-month period ended June 30, 2014, we incurred $21,189,111 in net loss due to general and administrative expenses of $63,253 and total other expenses of $21,111,919 consisting of interest expense of $11,510, $91,066 in amortization in debt discount, $21,009,343 in loss on settlement of debt expenses and taxes of $13,939 compared to a net loss during the six -month period ended June 30, 2013 of $76,205 mainly due to general and administrative expenses of $42,563, interest expenses of $8,791 and $24,851 in amortization of debt discount.

Our general and administrative expenses increased by $20,690 or 49% during the six-month period ended June 30, 2014 as compared to the same period in the prior year mainly due increased professional fees. During the six-months ended June 30, 2014, our interest expenses increased by $2,719 or 31% as compared to the same period in the prior year. Amortization of debt discount increase by $66,215 or 266% as compared to the same period in the prior year. The non-cash charge related to a loss on debt settlement is a one time, non-recurring expense.

Liquidity and Capital Resources

On June 30, 2014, we had total assets of $2,114,012 consisting of cash in the same amount compared to a cash balance of $76,535 at December 31, 2013. We had total current liabilities of $24,733 consisting of $5,730 in accounts payable and $19,003 in accrued expenses compared to accrued expenses of $21,368 and $93,980 in convertible notes on December 31, 2013. Our accumulated deficits as of June 30, 2014 and December 31, 2013 were $24,771,821 and $3,582,710, respectively.

We used $57,523 in our operating activities during the six months ended June 30, 2014, which was due to a net loss of $21,189,111 offset by by a non-cash charge related to a loss on settlement of debt of $21,009,343, amortization of debt discount of $91,066 and an increase in accounts payable of $31,179. We used $38,447 in our operating activities during the six months ended June 30, 2013, which was due to a net loss of $76,205 offset by donated services valued at $6,000, amortization of debt discount of $24,851, increase in prepaid expenses of $900 and an increase in accounts payable of $6,007.

We financed our negative cash flow during the six months ended June 30, 2014 through proceeds from the issuance of stock of $2,095,000. We financed our negative cash flow from operations during the same period in the prior year through the issuance of convertible notes of $45,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS Back to Table of Contents

Reference is being made to disclosure under Item 3.02 "Unregistered Sale of Equity Securities" in the Company's Form 8-K as filed with the SEC on August 12, 2014 and June 9, 2014.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ron Weissberg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ron Weissberg, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADB INTERNATIONAL INC.
By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date: August 19, 2014

By: /s/ Ron Weissberg
Ron Weissberg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: August 19, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: August 19, 2014

By: /s/ Yoseph Zekri
Yoseph Zekri
Director
Date: August 19, 2014