Form 10-Q/A
period 2014-06-30
ADB International Group, Inc.
filed 2014-09-02
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q/A
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission file number 0-54862

ADB INTERNATIONAL GROUP, INC.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

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

On August 29, 2014, the Registrant had 21,487,724 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Balance Sheets
At June 30, 2014 and December 31, 2013

	June 30, 2014
	(restated) (Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$2,114,012	$76,535
Total current assets	2,114,012	76,535

Total Assets	$2,114,012	$76,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable -trade	$5,730	$-
Accrued expenses	19,003	21,368
Convertible notes payable to related parties, net of discount	-	4,874
Convertible notes payable, net of discount	-	89,106
Total current liabilities	24,733	115,348

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
2,592,400 and 2,845,480 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,592	2,845
Additional paid in capital	3,541,305	3,541,052
Common stock subscribed but not issued	26,537,203	-
Common stock subscription receivable	(520,000)	-
Accumulated deficit before re-entry to the development stage	(2,290,748)	(2,290,748)
Accumulated deficit after re-entry to development stage	(25,181,073)	(1,291,962)
Total stockholders' equity (deficit)	2,089,279	(38,813)
Total Liabilities and Stockholders' Equity (Deficit)	$2,114,012	$76,535

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Statements of Operations
For the Three and Six Month Periods Ended June 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to June 30, 2014
(Unaudited)

					For the period
					from re-entering
	For the three	For the three	For the six	For the six	development stage
	months ended	months ended	months ended	months ended	(January 1, 2011)
	June 30, 2014 (restated)	June 30, 2013	June 30, 2014 (restated)	June 30, 2013	to June 30, 2014 (restated)

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	39,499	26,234	63,253	42,563	1,237,520
Total	39,499	26,234	63,253	42,563	1,237,520

(Loss) from operations	(39,499)	(26,234)	(63,253)	(42,563)	(1,237,520)

Other income (expense)
Interest expense	(5,787)	(4,564)	(11,510)	(8,791)	(58,694)
Amortization of debt discount	(61,514)	(15,088)	(91,066)	(24,851)	(161,577)
Loss on settlement of debt	(23,709,343)	-	(23,709,343)	-	(23,709,343)
Total other (expense)	(23,776,644)	(19,652)	(23,811,919)	(33,642)	(23,929,614)
Total cost and expenses	(23,816,143)	(45,886)	(23,875,172)	(76,205)	(25,167,134)

Loss from continuing operations before income tax	(23,816,143)	(45,886)	(23,875,172)	(76,205)	(25,167,134)
Income tax	(13,939)	-	(13,939)	-	(13,939)

Net loss	$(23,830,082)	$(45,886)	$(23,889,111)	$(76,205)	$(25,181,073)

Basic and diluted per share amount:
Basic and diluted net loss	$(8.51)	$(0.06)	$(8.72)	$(0.10)

Weighted average shares outstanding
(basic and diluted)	2,801,160	769,948	2,740,523	769,948

See Notes to Unaudited Interim Financial Statements.

ADB INTERNATIONAL GROUP, INC.
(A Development Stage Company)
f/k/a Centriforce Technology Corporation
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to June 30, 2014
(Unaudited)

	For the six	For the six	For the period from re-entering
	months ended	months ended	development stage (January 1, 2011)
	June 30, 2014 (restated)	June 30, 2013	to June 30, 2014 (restated)

Cash flows from operating activities:
Net loss	$(23,889,111)	$(76,205)	$(25,181,073)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services	-	6,000	36,000
Shares issued for services	-	-	1,000,000
Non-cash loss on settlement of debt	23,709,343	-	23,709,343
Amortization of debt discount	91,066	24,851	161,577
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	900	-
Increase (decrease) in accounts payable and accrued expenses	31,179	6,007	88,119
Cash used in operating activities	(57,523)	(38,447)	(186,034)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,095,000	-	2,115,000
Proceeds from issuance of convertible notes payable - related parties	-	-	74,851
Proceeds from issuance of convertible notes payable	-	45000	110,195
Cash provided by financing activities	2,095,000	45,000	2,300,046

Change in cash	2,037,477	6,553	2,114,012
Cash - beginning of period	76,535	2,900	-
Cash - end of period	$2,114,012	$9,453	$2,114,012

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$212,860	$-	$358,892
Discount on convertible debt	$-	$44,143	$161,577
Forgiveness of accrued salary by related party	$-	$-	$6,847
Common stock cancelled	$253	$-	$253
Subscription receivable	$500,000	$-	$500,000

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

We are obligated to issue 5,015,062 shares of our common stock valued at $9,196,023 in settlement of $113,501 in notes plus associated accrued interest of $25,672. The terms of three settlement agreements provided for an aggregate of $20,000 of additional funds to acquire all the shares of common stock included in the settlement. These are carried in the equity section of our balance sheet as "subscriptions receivable" until received. The conversions did not occur within the terms of the promissory notes and therefore a $9,036,850 loss was recognized.

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

7. Restatement of Financial Statements

The unaudited financial statements for the period ended June 30, 2014, filed with the SEC on August 19, 2014 have been restated as a result of management's determination that the Company's accounting treatment pertaining the loss on debt settlement should be recorded in the balance sheet as of June 30, 2014.

The effect of the restatement on our previously issued interim financial statements as of June 30, 2014 is as follows:

The effect of the restatement on our previously issued balance sheet as of June 30, 2014 is as follows:

	Restated Balance Sheets
	As Reported	Adjustments	Restated
Total Assets	$2,114,012	$-	$2,114,012

Total current liabilities	$24,733	$-	$24,733

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
2,592,400 and 2,845,480 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,592	-	2,592
Additional paid in capital	3,541,305	-	3,541,305
Common stock subscribed but not issued	23,837,203	2,700,000	26,537,203
Common stock subscription receivable	(520,000)	-	(520,000)
Accumulated deficit before re-entry to the development stage	(2,290,748)	-	(2,290,748)
Accumulated deficit after re-entry to development stage	(22,481,073)	(2,700,000)	(25,181,073)
Total stockholders' equity (deficit)	2,089,279	-	2,089,279
Total Liabilities and Stockholders' Equity (Deficit)	$2,114,012	$-	$2,114,012

The effect of the restatement on our previously issued income statements for the three months ended June 30, 2014 is as follows:
	Restated Income Statement
	As Reported	Adjustments	Restated
Revenues	$-	$-	$-

Expenses
General and administrative	39,499	-	39,499
Total	39,499	-	39,499

(Loss) from operations	(39,499)	-	(39,499)

Other income (expense)
Interest expense	(5,787)	-	(5,787)
Amortization of debt discount	(61,514)	-	(61,514)
Loss on settlement of debt	(21,009,343)	(2,700,000)	(23,709,343)
Total other (expense)	(21,076,644)	(2,700,000)	(23,776,644)
Total cost and expenses	(21,116,143)	(2,700,000)	(23,816,143)

Loss from continuing operations before income tax	(21,116,143)	(2,700,000)	(23,816,143)
Income tax	(13,939)	-	(13,939)

Net loss	$(21,130,082)	$(2,700,000)	$(23,830,082)

Basic and diluted per share amount:
Basic and diluted net loss	$(7.54)	$(0.97)	$(8.51)

Weighted average shares outstanding
(basic and diluted)	2,801,160	-	2,801,160

The effect of the restatement on our previously issued income statements for the six months ended June 30, 2014 is as follows:
	Restated Income Statement
	As Reported	Adjustments	Restated
Revenues	$-	$-	$-

Expenses
General and administrative	63,253	-	63,253
Total	63,253	-	63,253

(Loss) from operations	(63,253)	-	(63,253)

Other income (expense)
Interest expense	(11,510)	-	(11,510)
Amortization of debt discount	(91,066)	-	(91,066)
Loss on settlement of debt	(21,009,343)	(2,700,000)	(23,709,343)
Total other (expense)	(21,111,919)	(2,700,000)	(23,811,919)
Total cost and expenses	(21,175,172)	(2,700,000)	(23,875,172)

Loss from continuing operations before income tax	(21,175,172)	(2,700,000)	(23,875,172)
Income tax	(13,939)	-	(13,939)

Net loss	$(21,189,111)	$(2,700,000)	$(23,889,111)

Basic and diluted per share amount:
Basic and diluted net loss	$(7.73)	$(0.99)	$(8.72)

Weighted average shares outstanding
(basic and diluted)	2,740,523	-	2,740,523

The effect of the restatement on our previously issued income statements for the cumulative period ended June 30, 2014 is as follows:
	Restated Income Statement
	As Reported	Adjustments	Restated
Revenues	$-	$-	$-

Expenses
General and administrative	1,237,520	-	1,237,520
Total	1,237,520	-	1,237,520

(Loss) from operations	(1,237,520)	-	(1,237,520)

Other income (expense)
Interest expense	(58,694)	-	(58,694)
Amortization of debt discount	(161,577)	-	(161,577)
Loss on settlement of debt	(21,009,343)	(2,700,000)	(23,709,343)
Total other (expense)	(21,229,614)	(2,700,000)	(23,929,614)
Total cost and expenses	(22,467,134)	(2,700,000)	(25,167,134)

Loss from continuing operations before income tax	(22,467,134)	(2,700,000)	(25,167,134)
Income tax	(13,939)	-	(13,939)

Net loss	$(22,481,073)	$(2,700,000)	$(25,181,073)

The effect of the restatement on our previously issued cash flow statements for the six months ended June 30, 2014 is as follows:
	Restated Cash Flow Statements
	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(21,189,111)	$(2,700,000)	$(23,889,111)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services	-	-	-
Shares issued for services	-	-	-
Non-cash loss on settlement of debt	21,009,343	(2,700,000)	23,709,343
Amortization of debt discount	91,066	-	91,066
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expenses	31,179	-	31,179
Cash used in operating activities	(57,523)	-	(57,523)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,095,000	-	2,095,000
Proceeds from issuance of convertible notes payable - related parties	-	-	-
Proceeds from issuance of convertible notes payable	-	-	-
Cash provided by financing activities	2,095,000	-	2,095,000

Change in cash	2,037,477	-	2,037,477
Cash - beginning of period	76,535	-	76,535
Cash - end of period	$2,114,012	$-	$2,114,012

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$212,860	$-	$212,860
Discount on convertible debt	$-	$-	$-
Forgiveness of accrued salary by related party	$-	$-	$-
Common stock cancelled	$253	$-	$253
Subscription receivable	$500,000	$-	$500,000

The effect of the restatement on our previously issued cash flow statements for the cumulative period ended June 30, 2014 is as follows:
	Restated Cash Flow Statements
	As Reported	Adjustments	Restated
Cash flows from operating activities:
Net loss	$(22,481,073)	$(2,700,000)	$(25,181,073)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services	36,000	-	36,000
Shares issued for services	1,000,000	-	1,000,000
Non-cash loss on settlement of debt	21,009,343	(2,700,000)	23,709,343
Amortization of debt discount	161,577	-	161,577
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	-	-
Increase (decrease) in accounts payable and accrued expenses	88,119	-	88,119
Cash used in operating activities	(186,034)	-	(186,034)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,115,000	-	2,115,000
Proceeds from issuance of convertible notes payable - related parties	74,851	-	74,851
Proceeds from issuance of convertible notes payable	110,195	-	110,195
Cash provided by financing activities	2,300,046	-	2,300,046

Change in cash	2,114,012	-	2,114,012
Cash - beginning of period	-	-	-
Cash - end of period	$2,114,012	$-	$2,114,012

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$358,892	$-	$358,892
Discount on convertible debt	$161,577	$-	$161,577
Forgiveness of accrued salary by related party	$6,847	$-	$6,847
Common stock cancelled	$253	$-	$253
Subscription receivable	$500,000	$-	$500,000

8. Subsequent Events

On May 13, 2014 the Board approved a plan to redomicile from New Jersey to Delaware. In conjunction with and subject to the redomiciliation The Board also approve a 1:100 reverse split of common stock. Upon completion of the plan, the existing issued and outstanding shares will be reduced to 2,845,480 shares. As of the date of filing, new investors have subscribed to 6,437,500 post-reverse shares and 11,057,667 post-reverse shares in stock payable related to debt conversion. Effective August 4, 2014, the change in domicile and the reverse split of our common stock has been completed. Subsequent to the period ended June 30, 2014, the Company issued 18,895,324 restricted shares related to private placements and debt conversions.

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

Results of Operations during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three-month period ended June 30, 2014, we incurred $23,830,082 in net loss due to general and administrative expenses of $39,499 and total other expenses of $23,776,644 consisting of interest expense of $5,787, $61,514 in amortization in debt discount, $23,709,343 in loss on settlement of debt expenses and taxes of $13,939 compared to a net loss during the three -month period ended June 30, 2013 of $45,886 mainly due to general and administrative expenses of $26,234, interest expenses of $4,564 and $15,088 in amortization of debt discount.

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

Results of Operations during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the six-month period ended June 30, 2014, we incurred $23,889,111 in net loss due to general and administrative expenses of $63,253 and total other expenses of $23,811,919 consisting of interest expense of $11,510, $91,066 in amortization in debt discount, $23,709,343 in loss on settlement of debt expenses and taxes of $13,939 compared to a net loss during the six -month period ended June 30, 2013 of $76,205 mainly due to general and administrative expenses of $42,563, interest expenses of $8,791 and $24,851 in amortization of debt discount.

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

Liquidity and Capital Resources

On June 30, 2014, we had total assets of $2,114,012 consisting of cash in the same amount compared to a cash balance of $76,535 at December 31, 2013. We had total current liabilities of $24,733 consisting of $5,730 in accounts payable and $19,003 in accrued expenses compared to accrued expenses of $21,368 and $93,980 in convertible notes on December 31, 2013. Our accumulated deficits as of June 30, 2014 and December 31, 2013 were $27,471,821 and $3,582,710, respectively.

We used $57,523 in our operating activities during the six months ended June 30, 2014, which was due to a net loss of $23,889,111 offset by by a non-cash charge related to a loss on settlement of debt of $23,709,343, amortization of debt discount of $91,066 and an increase in accounts payable of $31,179. We used $38,447 in our operating activities during the six months ended June 30, 2013, which was due to a net loss of $76,205 offset by donated services valued at $6,000, amortization of debt discount of $24,851, increase in prepaid expenses of $900 and an increase in accounts payable of $6,007.

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

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADB INTERNATIONAL INC.
By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date: September 2, 2014

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: September 2, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: September 2, 2014