Form 10-Q
period 2014-09-30
E-Qure Corp.
filed 2014-11-19
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission file number 0-54862

E-QURE CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 54 427777

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

On November 18, 2014, the Registrant had 21,552,562 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
(A Development Stage Company)
f/k/a ADB International Group, Inc.
Balance Sheets
At September 30, 2014 and December 31, 2013

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
Current assets:
Cash	$1,493,381	$76,535
Total current assets	1,493,381	76,535

Total Assets	$1,493,381	$76,535

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accrued expenses	$19,003	$21,368
Convertible notes payable to related parties, net of discount	-	4,874
Convertible notes payable, net of discount	-	89,106
Total current liabilities	19,003	115,348

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
21,552,562 and 2,845,480 issued and outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively	21,553	2,845
Additional paid in capital	30,060,749	3,541,052
Common stock subscription receivable	(520,000)	-
Accumulated deficit before re-entry to the development stage	(2,290,748)	(2,290,748)
Accumulated deficit after re-entry to development stage	(25,797,176)	(1,291,962)
Total stockholders' equity (deficit)	1,474,378	(38,813)
Total Liabilities and Stockholders' Equity (Deficit)	$1,493,381	$76,535

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
(A Development Stage Company)
f/k/a ADB International Group, Inc.
Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to September 30, 2014
(Unaudited)

					For the period
					from re-entering
	For the three	For the three	For the nine	For the nine	development stage
	months ended	months ended	months ended	months ended	(January 1, 2011) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative	180,303	12,610	243,556	55,173	1,417,823
Research and development	435,800	-	435,800	-	435,800
Total	616,103	12,610	679,356	55,173	1,853,623

(Loss) from operations	(616,103)	(12,610)	(679,356)	(55,173)	(1,853,623)

Other income (expense)
Interest expense	-	(21,067)	(11,510)	(54,709)	(58,694)
Amortization of debt discount	-	-	(91,066)	-	(161,577)
Loss on settlement of debt	-	-	(23,709,343)	-	(23,709,343)
Total other (expense)	-	(21,067)	(23,811,919)	(54,709)	(23,929,614)
Total cost and expenses	(616,103)	(33,677)	(24,491,275)	(109,882)	(25,783,237)

Loss from continuing operations before income tax	(616,103)	(33,677)	(24,491,275)	(109,882)	(25,783,237)
Income tax	-	-	(13,939)	-	(13,939)

Net loss	$(616,103)	$(33,677)	$(24,505,214)	$(109,882)	$(25,797,176)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.06)	$(0.04)	$(3.69)	$(0.14)

Weighted average shares outstanding
(basic and diluted)	9,840,831	769,948	6,637,417	769,948

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
(A Development Stage Company)
f/k/a ADB International Group, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
And the Period From Re-Entering Development Stage (January 1, 2011) to September 30, 2014
(Unaudited)

			For the period from
	For the nine	For the nine	re-entering development
	months ended	months ended	stage (January 1, 2011)
	September 30, 2014	September 30, 2013	to September 30, 2014

Cash flows from operating activities:
Net loss	$(24,505,214)	$(109,882)	$(25,797,176)
Adjustments to reconcile net loss to cash used in operating activities:
Donated services	-	9,000	36,000
Shares issued for services	1,202	-	1,001,202
Non-cash loss on settlement of debt	23,709,343	-	23,709,343
Amortization of debt discount	91,066	40,592	161,577
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	-	900	-
Increase (decrease) in accounts payable and accrued expenses	25,449	9,958	82,389
Cash used in operating activities	(678,154)	(49,432)	(806,665)

Cash flow from financing activities:
Proceeds from issuance of common stock	2,095,000	-	2,115,000
Proceeds from issuance of convertible notes payable - related parties	-	-	74,851
Proceeds from issuance of convertible notes payable	-	47,500	110,195
Cash provided by financing activities	2,095,000	47,500	2,300,046

Change in cash	1,416,846	1,932	1,493,381
Cash - beginning of period	76,535	2,900	-
Cash - end of period	$1,493,381	$968	$1,493,381

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$212,860	$-	$358,892
Discount on convertible debt	$-	$46,643	$161,577
Forgiveness of accrued salary by related party	$-	$-	$6,847
Common stock cancelled	$253	$-	$253
Subscription receivable	$500,000	$-	$500,000

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
(A Development Stage Company)
f/k/a ADB International Group, Inc.
Notes to Unaudited Financial Statements
September 30, 2014

1. The Company and Significant Accounting Policies

Organizational Background: E-Qure Corp., ("EQUR" or the "Company") is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2014 and December 31, 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2014
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2014 and December 31, 2013, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

Note 2. Stockholders' Equity

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

Recent Issuances of Common Stock in 2014:

During the period ended June 30, 2014 we received proceeds of $2,095,000 upon the sale of common stock and $500,000 in subscription receivable for the sale of shares at a subscription price of $0.40 per share to approximately 40 investors (resulting in 6,437,500 shares issuable, post-reverse) and are to be issued upon completion of a 1:100 reverse stock split. The shares were issued as part of a Private Placement of 10,000,000 shares. All such subscribed shares are restricted as to transferability. The contemplated reverse split of common stock is tied to the Company's plan to redomicile from New Jersey to Delaware. The 1:100 reverse split and redomicile became effective in August 2014. Also, 253,080 shares previously issued to former related parties were returned and cancelled.

We are obligated to issue 5,015,062 shares of our common stock valued at $9,196,023 in settlement of $113,501 in notes plus associated accrued interest of $25,672. The terms of three settlement agreements provided for an aggregate of $20,000 of additional funds to acquire all the shares of common stock included in the settlement. These are carried in the equity section of our balance sheet as "subscriptions receivable" until received. The conversions did not occur within the terms of the promissory notes, specifically because the notes provided for the adjustment of either: (i) the number of shares to be issued; or the conversion price, in the event of a share recapitalization. Neither adjustment was made and therefore a $9,036,850 loss was recognized.

We are also obligated to issue 7,391,600 shares of our common stock in settlement of $71,545 due to a related party plus associated accrued interest of $2,142. The conversions did not occur within the terms of the promissory notes, specifically because the notes provided for the adjustment of either: (i) the number of shares to be issued; or (ii) the conversion price, in the event of a share recapitalization. Neither adjustment was made and therefore a $14,672,493 loss was recognized.

The above-referenced conversions not in accordance within the terms of the promissory notes resulted in the recognition of $23,709,343 in loss on settlement of debt expenses.

On September 23, 2014, we issued 65,000 shares of common stock for services provided valued at $1,202.

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

Note 3. Related Party Transactions Not Disclosed Elsewhere

Mr. Zekri, our former Secretary and director, provided without cost to the Company his services valued at $800 per month which totaled $4,800 for 2013. He also provided without cost to the Company office space valued at $200 per month, which totaled $1,200 for the six-month period ended June 30, 2013.

On December 23, 2013, in consideration for the investment by Mr. Weissberg of a total of $91,545, we issued and sold 2,000,000 shares of Common Stock for $20,000 and issued a convertible note in the principal amount of $71,545 for the remainder of the investment. Mr. Weissberg was appointed our CEO, CFO and Chairman on December 27, 2013. These 2,000,000 shares were sold at a price of $0.10, which represented a discount to market at the date of the transaction. In addition, the $71,545 note was convertible at a price of $1.00 per share, also a discount to market at the date of the transaction. The shares were valued at the closing price as of December 23, 2013, the date of the transaction, and resulted in recognition of $1,000,000 in compensation services for the year ended December 31, 2013.

During the 2nd quarter of 2014, Mr. Weissberg transferred and assigned $62,383, including accrued interest, of the principal amount of his $71,545 convertible note to several unaffiliated, third-party, accredited investors, retaining $11,536. All of these notes, in addition to a total of $57,373 evidenced by 11 other convertible notes held by non-affiliates, were converted by the holders, including Mr. Weissberg, the only affiliate, prior to June 30, 2014. The Company recognized a loss of $23.7 million because the conversion prices of $0.35 and $1.00 per share, respectively, were at a discount from the market price of the shares on the dates of the original issuances of the convertible notes and the fact that the conversion prices were not adjusted for the 1:100 reverse split.

Note 4. Disposition of Inactive Subsidiaries

On January 30, 2012, EQUR relinquished its 100% ownership and all rights to Centriforce Technology Corporation and its 50% ownership in Sub Sea Oil Technologies, Inc. The underlying assets of both Centriforce and SubSea had no value at that time.

Note 5. Convertible Notes

During 2013, the Company signed a series of twelve new unsecured promissory notes, bearing interest at 15% per annum, for an aggregate of $128,920 to related and unrelated parties, including one note for $71,545 which was due to the Company's chairman. The notes had maturity dates ranging from February 5, 2014 to December 31, 2014, with all amounts recorded as current liabilities. The notes have conversion rights that allow the holder of the note to convert the principal balance into the Company's common stock at the lender's sole discretion at $0.35 per share except for the note payable to the chairman in the amount of $71,545, which is convertible at $1.00 per share.

During the second quarter of 2014, Mr. Weissberg transferred and assigned $62,382, including accrued interest, of his $71,545 convertible note to unaffiliated, third-party, accredited investors, retaining $11,536. All of these notes, together with an additional $57,375 in notes, convertible at a price of $0.35 per share, and issued in 2013, plus accrued interest, were converted prior to June 30, 2014. The Company recognized a loss of $23,709,343 because the conversion price of $0.35 applicable to $57,375 in notes and $1.00 per share applicable to $71,545 in notes, respectively, were at a discount from the market prices of the shares on the dates of the original issuances.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists because the effective conversion price was less than the quoted market price at the time of the issuance. The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF of $128,920 has been recorded as a discount to the 2013 notes payable and a corresponding entry to Additional Paid-in Capital. The historical aggregate discount arising from the BCF on all such notes is $161,577, and for the note balance of $128,920 the note discount was $128,063.

For the nine months ended September 30, 2014 and 2013, the Company has recognized $11,510 and $54,709 in accrued interest expense, respectively, and has amortized $91,066 and $0, respectively of the discount arising from the beneficial conversion feature which has also been recorded as interest expense.

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

Note 6. Development Stage Activities and Going Concern

The Company is currently in the development stage, which it re-entered on January 1, 2011 and has limited operations. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2014, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 7. Subsequent Events

Effective October 15, 2014, the Registrant, through its wholly-owned Israeli subsidiary, Esqure Advanced Medical Devices Ltd. ("Esqure"), entered into an Asset Purchase Agreement with Michael Cohen, a resident of the State of Israel (the "Seller"). There were no other subsequent events following the period ended September 30, 2014 through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

Plan of Operations

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

On June 4, 2014, we completed the purchase of all right, title and interest to certain IP assets, including rights to a wound treatment device. The IP assets, including the wound healing device, acquired by the Registrant are designed for wound treatment incorporating Bioelectrical Signal Therapy ("BST Device"). The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

Pursuant to the Agreement, the Registrant has agreed to pay Lifewave a royalty of from 10% to 20% of the profits (as defined in the Agreement) generated from the BST Device.

In June 2014, the Registrant entered into an agreement with the Austen BioInnovation Institute in Akron ("ABIA" or the "Institute"), for the purpose of bringing our BST Device to the U.S. market.

The Company's management selected ABIA's Product Innovation and Commercialization Division, which has significant expertise in wound healing, clinical trial development, and regulatory operations, to spearhead its pre-market clinical trial program, which is necessary to apply for regulatory approval from the United States Food and Drug Administration ("FDA") to distribute the BST Device in the United States. As part of the Institute's fully integrated regulatory and device development service Offerings, ABIA will prepare on behalf of the Company an application to obtain FDA approval. The initial trial will include 70 patients in a double-arm, randomized, multi-center study to assess the safety and efficacy of the BST Device in patients with Stage II and III pressure and venous stasis ulcers; and submit data to the FDA to obtain approval.

The Company’s success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be more costly.

There are a number of potential obstacles the Company might face, including the following:

• We may not be able to raise additional funds we may need to complete the clinical trials.
• Competitors may develop alternatives that render BST Device redundant or unnecessary.
• We may not have a sufficient and sustainable intellectual property position.
• Our device may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe and effective.
• Our device may not receive regulatory approval.
• Even if our device receives regulatory approval, it may not be accepted by patients, the medical community or third-party payers.

During the quarter ended June 30, 2014, the Registrant raised over $2,095,000 in equity capital to fund its plans to obtain FDA approval, developing marketing and sales capacities and actively engage in the medical device industry, generally, and in wound treatment, specifically.

Effective October 15, 2014, through our wholly-owned Israeli subsidiary, Esqure, we entered into an Asset Purchase Agreement with Michael Cohen. We purchased all of Mr. Cohan's assets (the "Seller's Assets") related to our BST Device for the sum of $350,000.

Milestones, Anticipated Timeframe and Funds for Obtaining Regulatory FDA Approval

Milestone	Anticipated Timeframe for Milestone	Amounts and Sources of Funds for each Milestone
We entered into an agreement with the Austen BioInnovation Institute in Akron ("ABIA" or the "Institute"), for the purpose of obtaining regulatory FDA approval for our BST Device.	Completed and executed on June 6, 2014.	Pursuant to the terms of the ABIA agreement, we paid $143,354 to ABIA. We working capital funds raised in equity capital during the second quarter of 2014.

Preparation of initial trial, which includes 70 patients in a double-arm, randomized, multi-center study to assess the safety and efficacy of the BST Device. Selection of clinical trial facilities.	Period from July to December 2014.	Since July 2014, the Company has been paying a monthly fee of $55,000, which payments will total $330,000 for the period from July to December 2014. We use working capital funds raised through equity capital during the second quarter of 2014.

Conducting clinical trial	Period from January 2015 to September 2015	Starting in January 2015, the Company will pay ABIA a monthly fee of $23,713 for a total of $213,416. We will use working capital funds raised through equity capital during the second quarter of 2014.

Submitting clinical trial results for FDA review and approval.	October 2015	A last payment of $30,000 to ABIA will be required upon submission of the clinical trial study report to the FDA.

Post FDA submission	October 2015	We expect to incur approximately $120,000 in additional post-submission costs related to general administrative expenses and professional fees related to responses to FDA review inquiries.

We believe to have sufficient funds available to complete to clinical trial study and FDA approval for our BST Device.

Results of Operations during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the three-month period ended September 30, 2014, we incurred a net loss of $616,103 due to general and administrative expenses of $180,303 and research and development expense of $435,800 compared to a net loss during the three-month period ended September 30, 2013 of $33,677 due to general and administrative expenses of $12,610 and interest expense of $21,067.

Our general and administrative expenses increased by $167,693 during the three-month period ended September 30, 2014 as compared to the same period in the prior year mainly due increased professional fees. During the three months ended September 30, 2014, we did not incur interest expense compared to interest expense of $21,067 during the same period in the prior year.

Results of Operations during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

We have not generated any revenues since inception. We had operating expenses related to general and administrative expenses, being a public company and interest expenses. During the nine-month period ended September 30, 2014, we incurred a net loss of $24,505,214 due to general and administrative expenses of $243,556, research and development expense of $435,800 and total other expenses of $23,811,919 consisting of interest expense of $11,510, $91,066 in amortization in debt discount, $23,709,343 in loss on settlement of debt expenses and taxes of $13,939 compared to a net loss during the nine-month period ended September 30, 2013 of $109,882 due to general and administrative expenses of $55,173 and interest expense of $54,709.

Our general and administrative expenses increased by $188,383 during the nine-month period ended September 30, 2014 compared to the same period in the prior year mainly due increased professional fees. During the nine-months ended September 30, 2014, our interest expenses decreased by $43,199 or 79% compared to the same period in the prior year. We expensed amortization of debt discount of $91,066 during the nine months ended September 30, 2104 compared to no expenses related to debt discounts in the same period in the prior year. The non-cash charge of $23,709,343 was related to a loss on debt settlement and was a one-time, non-recurring charge.

Liquidity, Capital Resources and Strategy

On September 30, 2014, we had total assets of $1,493,381 consisting of cash in the same amount compared to a cash balance of $76,535 at December 31, 2013. We had total current liabilities of $19,003 in accrued expenses compared to accrued expenses of $21,368 and $93,980 in convertible notes on December 31, 2013. Our accumulated deficits as of September 30, 2014 and December 31, 2013 were $28,087,924 and $3,582,710, respectively.

We used $678,154 in our operating activities during the nine months ended September 30, 2014, which was due to a net loss of $24,505,214 offset by a non-cash charge related to a loss on settlement of debt of $23,709,343, amortization of debt discount of $91,066, non-cash share compensation expense of $1,202 and an increase in accounts payable of $25,449. We used $49,432 in our operating activities during the nine months ended September 30, 2013, which was due to a net loss of $109,882 offset by donated services valued at $9,000, amortization of debt discount of $40,592, increase in prepaid expenses of $900 and an increase in accounts payable of $9,958.

We financed our negative cash flow during the nine months ended September 30, 2014 through proceeds from the issuance of stock of $2,095,000. We financed our negative cash flow from operations during the same period in the prior year through the issuance of convertible notes of $47,500.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor's going concern opinion for the years 2013 and 2012. The Company has reported a net loss of $24,505,214 during the nine months ended September 30, 2014 and $1,168,585 for the year ended December 31, 2013, a total accumulated deficit of $28,087,924 and $3,582,710, respectively.

The Company is a development stage company and does not have any revenues from operations. During the period ended September 30, 2014, the Company significantly improved the uncertainty related to our ability to continue as a going concern by successfully raising $2,095,000 through the issuance of equity capital. As of September 30, 2014, the Company had $1,493,381 cash on hand compared to $76,535 in cash as of December 31, 2013. We had working capital of $1,474,378 as of September 30, 2014 compared to negative working capital of $38,813 as of December 31, 2013.

Our operating expenses consist principally of professional fees related to being a public reporting company including audit fees and securities compliance fees in addition to the payments we have made in connection with our ABIA Agreement related to clinical trials necessary to obtain FDA approval for our BST Device of approximately $400,000 during 2014. Our professional fees are expected to be approximately $100,000 during the next twelve months and payments related to our ABIA Agreement will be approximately $400,000 during the next twelve months. Our total operating expenses for the next twelve month are expected to be approximately $500,000.

We believe that our current cash on hand of $1,493,381, as of September 30, 2014, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next 12 months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device in a timely manner, which we estimate will take not less than 18 months.

Our management believes that our operations will generate initial revenues from the sale of our BST Device in the US beginning of 2017. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to meet our cash needs through future cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

If and when we receive FDA approval of our BST Device, of which there can be no assurance, our business might not generate sufficient future cash flow in an amount sufficient to enable us to fund our liquidity needs, including working capital, capital expenditures, investments and other general corporate requirements.

Availability of Additional Capital

We have no commitments or arrangements, formal or otherwise, from any person or entity to provide us with any additional capital. Consequently, the Company cannot predict whether additional financing will be available, if and when needed, whether in the form of equity or debt, at terms and conditions that we deem satisfactory, on a timely basis, if at all. In any of these events, the Company may be unable to implement its present plan of operation and any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our potential financing transactions may include the issuance of equity and/or debt securities including convertible debt, obtaining credit facilities, or other financing mechanisms. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely effected. Further, any adverse conditions in the financial markets could make it more difficult to obtain future financing through the issuance of equity or debt securities when and if needed. Even if we are able to raise a sufficient amount of funds that may be required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek additional and/or alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may have to curtail our plan of operations.

We are not aware of any material trend, event or capital commitment, which would or could potentially adversely affect our liquidity. The Company currently has no arrangements with any persons or entities with regard to our existing debt, however limited. We do not have any arrangements with potential investors or lenders to provide us with any additional financing and there can be no assurance that any such additional financing will be available when required in order to proceed with the business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2014, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

E-QURE COR.
By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date: November 19, 2014

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: November 19, 2014

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 19, 2014

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: November 19, 2014