Form 10-Q
period 2015-03-31
E-Qure Corp.
filed 2015-05-15
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 15, 2015, the Registrant had 22,012,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
f/k/a ADB International Group, Inc.
Balance Sheets
At March 31, 2015 and December 31, 2014

	March 31, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$1,234,056	$1,376,836
Total current assets	1,234,056	1,376,836

Total Assets	$1,234,056	$1,376,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$1,564	$5,064
Total current liabilities	1,564	5,064

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at March 31, 2015 and December 31, 2014	22,013	22,013
Additional paid in capital	30,290,289	30,290,289
Common stock subscription receivable	(200,000)	(270,000)
Accumulated deficit	(28,879,810)	(28,670,530)
Total stockholders' equity	1,232,492	1,371,722
Total liabilities and stockholders' equity	$1,234,056	$1,376,836

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Operations
For The Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues	$-	$-

Expenses
General and administrative	136,039	23,754
Research and development	73,241	-
Total	209,280	23,754

(Loss) from operations	(209,280)	(23,754)

Other income (expense)
Interest expense	-	(5,723)
Amortization of debt discount	-	(29,552)
Total other (expense)	-	(35,275)
Total cost and expense	(209,280)	(59,029)

Loss from continuing operations before income taxes	(209,280)	(59,029)
Income tax	-	-
Net loss	$(209,280)	$(59,029)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	22,012,562	2,845,480

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Cash Flows
For The Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(209,280)	$(59,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	29,552
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,500)	5,723
Cash provided by (used in) operating activities	(212,780)	(23,754)

Cash flow from financing activities:
Proceeds from sale of common stock	70,000	-
Cash provided by financing activities	70,000	-

Change in cash	(142,780)	(23,754)
Cash - beginning of period	1,376,836	76,535
Cash - end of period	$1,234,056	$52,781

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.
 f/k/a ADB International Group, Inc.
Notes to Unaudited Interim Financial Statements
March 31, 2015

1.    The Company and Significant Accounting Policies

Organizational Background:   E-Qure Corp. f/k/a ADB International Group, Inc., ("EQURE" or the "Company") is a Delaware corporation with offices in Israel. E-QURE CORP. ("EQURE") owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At March 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During the Period ended March 31, 2015:

During the three months ended March 31, 2015, we received $70,000 on stock receivable.

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

3. Related Party Transactions not Disclosed Elsewhere

During the second quarter of 2014, Mr. Weissberg transferred and assigned $62,383, including accrued interest, of the principal amount of his $71,545 convertible note to several unaffiliated, third-party, accredited investors, retaining $11,536. All of these notes, in addition to a total of $57,373 evidenced by 11 other convertible notes held by non-affiliates, were converted by the holders, including Mr. Weissberg, the only affiliate, prior to June 30, 2014. The Company recognized a loss of $23.7 million because the conversion prices of $0.35 and $1.00 per share, respectively, were at a discount from the market price of the shares on the dates of the original issuances of the convertible notes and the fact that the conversion prices were not adjusted for the 1:100 reverse split.

4. Convertible Notes

Reporting Period - 2014:

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

5. Impairment of Assets

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

6. Going Concern

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

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2015 through the date the financial statements were issued.

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

During the year 2014, the Registrant raised $2,225 in equity capital to fund its plans to obtain FDA approval, developing marketing and sales capacities and actively engage in the medical device industry, generally, and in wound treatment, specifically.

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

Results of Operations during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

We have not generated any revenues during the three month ended March 31, 2015 and 2014. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2015, we incurred $209,280 in net loss from operations due to general and administrative expenses of $136,039 and research and development expenses of $73,241 as compared to a net loss from operation of $59,029 in the same period in the prior year, which was due to general and administrative expenses of $23,754, interest expense of $5,723 and amortization of debt expenses of $29,552.

Our general and administrative expenses increased by $112,285 during the three months ended March 31, 2015 as compared to the prior year mainly due to expenses related to obtaining FDA approval for our BST advice.

Liquidity, Capital Resources and Strategy

On March 31, 2015, we had total assets of $1,234,056 consisting of cash in the same amount compared to a cash balance of $1,376,836 at December 31, 2014. We had total current liabilities of $1,564 as of March 31, 2015 consisting of accounts payable in the same amount. We had total current liabilities of $5,064 as of December 31, 2014. We had no long-term liabilities as of March 31, 2015 and December 31, 2014.

We used $212,780 in our operating activities during the three months ended March 31, 2015, which was due to a net loss of $209,280 and a decrease in accounts payable and accrued expenses of $3,500. We financed our negative cash flow from operations during the three months ended March 31, 2015 through proceed of $70,000 from the collection of stock receivable and cash on hand.

We used $23,754 in our operating activities during the three months ended March 31, 2014, which was due to a net loss of $59,029 offset by amortization of debt discount of $29,552 and an increase in accounts payable and accrued expenses of $5,723. We financed our negative cash flow from operations during the three months ended March 31, 2014 through cash on hand.

We had no investing activities during the three months ended March 31, 2015 and 2014.

Our financial statements for the years 2014 and 2013 had an auditor's going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has no revenues from operations. During the year ended December 31, 2014 and during the three months ended March 31, 2015, the Company significantly improved the uncertainty related to our ability to continue as a going concern by successfully raising $2,295,000 through the issuance of common stock. As of March 31, 2015, the Company had $1,234,056 cash on hand. We had positive working capital of $1,232,492.

Our operating expenses consist principally of professional fees related to being a public reporting company including audit fees and securities compliance fees in addition to the payments we have made in connection with our ABIA Agreement related to clinical trials necessary to obtain FDA approval for our BST Device of approximately $400,000 during 2015. Our professional fees are expected to be approximately $100,000 during the year 2015 and payments related to our ABIA Agreement will be approximately $400,000 during 2015. Our total operating expenses during the year 2015 are expected to be approximately $500,000.

We believe that our current cash on hand of $1,234,056 as of March 31, 2015, will be sufficient to meet our operating requirements throughout the year 2015. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next 12 months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results.

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

Exhibit	Description of Exhibit
3.1	Delaware Certificate of Incorporation, filed with the Company's S-1 on September 6, 2014.
3.1(a)	Original Articles of Incorporation, attached to the Company's Form 10-12G as filed with the SEC on April 25, 2013.
3.1(b)	Amended to Certificate of Incorporation reflecting name change, filed with the Company's S-1 on September 6, 2014.
3.2	Bylaws, filed with the Company's S-1 on September 6, 2014.
10.4	Consulting Agreement between the Company and Mr. Tal Yoresh, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.5	Consulting Agreement between the Company and Mr. Itai Weisberg, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.6	Securities Transfer Agreement between the Company and Amir Uziel and Lavi Krasney, attached to the Company's Form 10-12G/A as filed with the SEC on April 25, 2013.
10.7	Patent Purchase Agreement between the Company and Lifewave Ltd., dated January 6, 2014, attached to the Company's Form 8-K as filed with the SEC on June 6, 2014.
10.8	Clinical Trials Agreement between the Company and Austen BioInnovation Institute, dated June 5, 2014, filed with the Company's S-1 on September 6, 2014.
10.9	List of Company's patents, filed with the Company's S-1 on September 6, 2014.
10.10	Asset Purchase Agreement between the Company and Michael Cohen, attached to the Company's Form 8-K as filed with the SEC on October 10, 2014.
10.11	Service Agreement between the Company and Ron Weissberg, Chairman, filed with the Company's S-1 on December 5, 2014.
10.12	Service Agreement between the Company and Ohad Goren, CEO, filed with the Company's S-1 on December 5, 2014.
10.13	Service Agreement between the Company and Gal Peleg, CFO, filed with the Company's S-1 on December 5, 2014.
10.14	Service Agreement between the Company and Itsik Ben Yesha, filed with the Company's S-1 on December 5, 2014.
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: May 15, 2015	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2015	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: May 15, 2015	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

E-Qure Corp.

Date: May 15, 2015	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director