Form 10-Q
period 2015-06-30
E-Qure Corp.
filed 2015-08-06
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☒

On August 6, 2015, the Registrant had 22,012,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
f/k/a ADB International Group, Inc.
Balance Sheets
At June 30, 2015 and December 31, 2014

	June 30, 2015
	(Unaudited)	December 31, 2014
ASSETS
Current assets:
Cash	$1,138,216	$1,376,836
Total current assets	1,138,216	1,376,836

Total Assets	$1,138,216	$1,376,836

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable - trade	$1,564	$5,064
Total current liabilities	1,564	5,064

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at June 30, 2015 and December 31, 2014	22,013	22,013
Additional paid in capital	30,290,289	30,290,289
Common stock subscription receivable	(100,000)	(270,000)
Accumulated deficit	(29,075,650)	(28,670,530)
Total stockholders' equity	1,136,652	1,371,772
Total liabilities and stockholders' equity	$1,138,216	$1,376,836

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Operations
For the Three and Six Month Periods Ended June 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2015	June 30, 2014 (Restated)	June 30, 2015	June 30, 2014 (Restated)

Revenues	$-	$-	$-	$-

Expenses
General and administrative	161,618	39,499	297,657	63,253
Research and development	34,222	-	107,463	-
Total	195,840	39,499	405,120	63,253

(Loss) from operations	(195,840)	(39,499)	(405,120)	(63,253)

Other income (expense)
Interest expense	-	(5,787)	-	(11,510)
Amortization of debt discount	-	(61,514)	-	(91,066)
Loss on settlement of debt	-	(23,709,343)	-	(23,709,343)
Total other (expense)	-	(23,776,644)	-	(23,811,919)
Total cost and expenses	(195,840)	(23,816,143)	(405,120)	(23,875,172)

Loss from continuing operations before income tax	(195,840)	(23,816,143)	(405,120)	(23,875,172)
Income tax	-	(13,939)	-	(13,939)

Net loss	$(195,840)	$(23,830,082)	$(405,120)	$(23,889,111)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.01)	$(8.51)	$(0.02)	$(8.72)

Weighted average shares outstanding (basic and diluted)	22,012,562	2,801,160	22,012,562	2,740,523

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(405,120)	$(23,889,111)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash loss on settlement of debt	-	23,709,343
Amortization of debt discount	-	91,066
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,500)	31,179
Cash used in operating activities	(408,620)	(57,523)

Cash flow from financing activities:
Proceeds from issuance of common stock	170,000	2,095,000
Cash provided by financing activities	170,000	2,095,000

Change in cash	(238,620)	2,037,477
Cash - beginning of period	1,376,836	76,535
Cash - end of period	$1,138,216	$2,114,012

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$-	$212,860
Common stock cancelled	$-	$253
Subscription receivable	$-	$500,000

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Notes to Unaudited Interim Financial Statements
June 30, 2015

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock:   We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote one vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During Period ended June 30, 2015:

During the three months ended March 31, 2015, we received $70,000 on stock receivable.

During the three months ended June 30, 2015, we received $100,000 in stock receivable.

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

Preferred Stock:   We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of June 30, 2015 and December 31, 2014.

Stock Options:   On April 26, 2015, the Company authorized the adoption of the 2015 Employee Incentive Plan, a copy of which is attached hereto as exhibit 10.18.

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

8. Subsequent Events

There were no subsequent events following the period ended June 30, 2015 through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

e following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

During the year ended December 31, 2014, the Registrant raised $2,225 million in equity capital to fund its plans to obtain FDA approval, developing marketing and sales capacities and actively engage in the medical device industry, generally, and in wound treatment, specifically.

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

Results of Operations during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014

We have not generated any revenues during the three months ended June 30, 2015 and 2014. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended June 30, 2015, we incurred $195,840 in net losses due to general and administrative expenses of $161,618 and research and development expenses of $34,222 as compared to a net loss of $23,830,082 in the same period in the prior year, which was due to general and administrative expenses of $39,499 and total other expenses of $23,776,644 consisting of interest expense of $5,787, $61,514 in amortization in debt discount expenses, $23,709,343 in loss on settlement of debt expenses and taxes of $13,939.

Our general and administrative expenses increased by $122,119 during the three months ended June 30, 2015 as compared to the prior year mainly due to expenses related to professional fees and obtaining FDA approval for our BST advice. During the three months ended June 30, 2014, we incurred no interest expenses as compared to $5,787 in the same period in the prior year. Amortization of debt discount decreased to zero or by $61,514 as compared to the same period in the prior year. The non-cash charge of $23,709,343 related to a loss on debt settlement during the three months ended June 30, 2014 was a one time, non-recurring expense.

Results of Operations during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014

We have not generated any revenues during the six months ended June 30, 2015 and 2014. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six-month period ended June 30, 2015, we incurred a net loss of $405,120 due to general and administrative expenses of $297,657 and research and development expenses of $107,463 as compared to $23,889,111 in net losses due to general and administrative expenses of $63,253 and total other expenses of $23,811,919 consisting of interest expense of $11,510, $91,066 in amortization in debt discount expense, $23,709,343 in losses on settlement of debt expenses and taxes of $13,939 in the same period in the prior year.

Our general and administrative expenses increased by $234,404 or 371% during the six-month period ended June 30, 2015 as compared to the same period in the prior year mainly due increased professional fees and expenses related to obtaining FDA approval for our BST advice. During the six-months ended June 30, 2015, our interest expenses decreased to zero or by $11,510 as compared to the same period in the prior year. Amortization of debt discount decrease to zero or by $91,066 as compared to the same period in the prior year. The non-cash charge of $21,709,343 related to a loss on debt settlement during the six months ended June 30, 2014 was a one time, non-recurring expense.

Liquidity, Capital Resources and Strategy

On June 30, 2015, we had total assets of $1,138,216 consisting of cash in the same amount as compared to a cash balance of $1,376,836 at December 31, 2014. We had total current liabilities of $1,564 as of June 30, 2015 consisting of accounts payable in the same amount. We had total current liabilities of $5,064 as of December 31, 2014. We had no long-term liabilities as of June 30, 2015 and December 31, 2014.

We used $408,620 in our operating activities during the six months ended June 30, 2015, which was due to a net loss of $405,120 and a decrease in accounts payable of $3,500. We financed our negative cash flow from operations during the six months ended June 30, 2015 through proceeds of $170,000 from the collection of stock receivable and cash on hand.

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

We had no investing activities during the six months ended June 30, 2015 and 2014.

Our financial statements for the years 2014 and 2013 had an auditor's going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has no revenues from operations. During the six months ended June 30, 2015 and during the year ended December 31, 2014, the Company significantly improved the uncertainty related to our ability to continue as a going concern by successfully raising $2,295,000 through the issuance of common stock. As of June 30, 2015, the Company had $1,138,216 cash on hand. We had positive working capital of $1,136,652.

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

We believe that our current cash on hand of $1,138,216 as of June 30, 2015, will be sufficient to meet our operating requirements throughout the year 2015. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next 12 months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Exhibit	Description of Exhibit
3.1	Delaware Certificate of Incorporation, filed with the Company's S-1 on September 6, 2014.
3.1(a)	Original Articles of Incorporation, attached to the Company's Form 10-12G as filed with the SEC on April 25, 2013.
3.1(b)	Amended to Certificate of Incorporation reflecting name change, filed with the Company's S-1 on September 6, 2014.
3.2	Bylaws, filed with the Company's S-1 on September 6, 2014.
10.4	Consulting Agreement between the Company and Mr. Tal Yoresh, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.5	Consulting Agreement between the Company and Mr. Itai Weisberg, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.6	Securities Transfer Agreement between the Company and Amir Uziel and Lavi Krasney, attached to the Company's Form 10-12G/A as filed with the SEC on April 25, 2013.
10.7	Patent Purchase Agreement between the Company and Lifewave Ltd., dated January 6, 2014, attached to the Company's Form 8-K as filed with the SEC on June 6, 2014.
10.8	Clinical Trials Agreement between the Company and Austen BioInnovation Institute, dated June 5, 2014, filed with the Company's S-1 on September 6, 2014.
10.9	List of Company's patents, filed with the Company's S-1 on September 6, 2014.
10.10	Asset Purchase Agreement between the Company and Michael Cohen, attached to the Company's Form 8-K as filed with the SEC on October 10, 2014.
10.11	Service Agreement between the Company and Ron Weissberg, Chairman, filed with the Company's S-1/A on December 5, 2014.
10.12	Service Agreement between the Company and Ohad Goren, CEO, filed with the Company's S-1/A on December 5, 2014.
10.13	Service Agreement between the Company and Gal Peleg, CFO, filed with the Company's S-1/A on December 5, 2014.
10.14	Service Agreement between the Company and Itsik Ben Yesha, filed with the Company's S-1/A on December 5, 2014.
10.15	Scientific Advisory Agreement between the Company and Prof. Avi Ohry, attached to the Company's Form 8-K as filed with the SEC on June 10, 2015
10.16	Scientific Advisory Agreement between the Company and Dr. Ben Zion Weiner, attached to the Company's Form 8-K as filed with the SEC on June 10, 2015
10.17	Distribution Agreement between the Company and Chemipal Ltd, dated July 30, 2015, attached to the Company's Form 8-K as filed with the SEC on July 30, 2015.
10.18	2015 Employee Incentive Plan, filed herewith.
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Pelg, filed herewith.
32.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Pelg, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: August 6, 2015	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 6, 2015	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: August 6, 2015	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

E-Qure Corp.

Date: August 6, 2015	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director