Form 10-Q
period 2015-09-30
E-Qure Corp.
filed 2015-11-16
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 16, 2015, the Registrant had 22,012,562 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
f/k/a ADB International Group, Inc.
Balance Sheets
At September 30, 2015 and December 31, 2014

	September 30, 2015
	(Unaudited)	December 31, 2014
Assets
Current assets:
Cash	$1,002,227	$1,376,836
Total current assets	1,002,227	1,376,836

Total Assets	$1,002,227	$1,376,836

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$1,564	$5,064
Total current liabilities	1,564	5,064

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at September 30, 2015 and December 31, 2014	22,013	22,013
Additional paid in capital	30,290,289	30,290,289
Common stock subscription receivable	(100,000)	(270,000)
Accumulated deficit	(29,211,639)	(28,670,530)
Total stockholders' equity	1,000,663	1,371,772
Total liabilities and stockholders' equity	$1,002,227	$1,376,836

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2015 and 2014
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenues	$-	$-	$-	$-

Expenses
General and administrative	81,679	180,303	379,336	243,556
Research and development	54,310	435,800	161,773	435,800
Total	135,989	616,103	541,109	679,356

(Loss) from operations	(135,989)	(616,103)	(541,109)	(679,356)

Other income (expense)
Interest expense	-	-	-	(11,510)
Amortization of debt discount	-	-	-	(91,066)
Loss on settlement of debt	-	-	-	(23,709,343)
Total other (expense)	-	-	-	(23,811,919)
Total cost and expenses	(135,989)	(616,103)	(541,109)	(24,491,275)

Loss from continuing operations before income tax	(135,989)	(616,103)	-	(24,491,275)
Income tax	-	-	(541,109)	(13,939)

Net loss	$(135,989)	$(616,103)	$(541,109)	$(24,505,214)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.01)	$(0.06)	$(0.02)	$(3.69)

Weighted average shares outstanding (basic and diluted)	22,012,562	9,840,831	22,012,562	6,637,417

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(541,109)	$(24,505,214)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for services	-	1,202
Non-cash loss on settlement of debt	-	23,709,343
Amortization of debt discount	-	91,066
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,500)	25,449
Cash used in operating activities	(544,609)	(678,154)

Cash flow from financing activities:
Proceeds from issuance of common stock	170,000	2,095,000
Cash provided by financing activities	170,000	2,095,000

Change in cash	(374,609)	1,416,846
Cash - beginning of period	1,376,836	76,535
Cash - end of period	$1,002,227	$1,493,381

Supplemental cash flow disclosure:
Non-cash transactions:
Debt converted to common stock	$-	$212,860
Common stock cancelled	$-	$253
Subscription receivable	$-	$500,000

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
f/k/a ADB International Group, Inc.
Notes to Unaudited Financial Statements
September 30, 2015

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

Cash and Cash Equivalents:   For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments:   FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2015 and December 31, 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2015
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2015 and December 31, 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock:   We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote one vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During Period ended September 30, 2015:

During the three months ended March 31, 2015, we received $70,000 on stock receivable.

During the three months ended June 30, 2015, we received $100,000 in stock receivable.

During the three months ended September 30, 2015, we did not receive any stock receivable.

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

Preferred Stock:   We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of September 30, 2015 and December 31, 2014.

Stock Options:   On April 26, 2015, the Company authorized the adoption of the 2015 Employee Incentive Plan.

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

7. Subsequent Events

There were no subsequent events following the period ended September 30, 2015 through the date the financial statements were issued.

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

Milestones, Anticipated Timeframe and Funds for Obtaining Regulatory FDA Approval

Milestone	Anticipated Timeframe for Milestone	Amounts and Sources of Funds for each Milestone
We entered into an agreement with the Austen BioInnovation Institute in Akron ("ABIA" or the "Institute"), for the purpose of obtaining regulatory FDA approval for our BST Device.	Completed and executed on June 6, 2014.	Pursuant to the terms of the ABIA agreement, we paid $143,354 to ABIA. We working capital funds raised in equity capital during the second quarter of 2014.

Preparation of initial trial, which includes 80 patients in a double-arm Placebo controlled, randomized, multi-center study to assess the safety and efficacy of the BST Device. Selection of clinical trial facilities.	Period from July to December 2014.	Since July 2014, the Company has been paying a monthly fee of $55,000, which payments will total $330,000 for the period from July to December 2014. We use working capital funds raised through equity capital during the second quarter of 2014.

Conducting clinical trial	Period from January 2015 to December 2015	Starting in January 2015, the Company pays ABIA a monthly fee of $23,713 for a total of $213,416. We will use working capital funds raised through equity capital during the second quarter of 2014.

Submitting clinical trial results for FDA review and approval.	Third quarter of 2016	A last payment of $30,000 to ABIA will be required upon submission of the clinical trial study report to the FDA.

Post FDA submission	Third quarter of 2016	We expect to incur approximately $120,000 in additional post-submission costs related to general administrative expenses and professional fees related to responses to FDA review inquiries.

We believe to have sufficient funds available to complete to clinical trial study and FDA approval for our BST Device.

Results of Operations during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014

We have not generated any revenues during the three months ended September 30, 2015 and 2014. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended September 30, 2015, we incurred $135,989 in net los due to general and administrative expenses of $81,679 and research and development expenses of $54,310 as compared to a net loss of $616,103 in the same period in the prior year, which was due to general and administrative expenses of $180,303 and research and development expenses of $435,800.

Our general and administrative expenses decreased by $98,624 during the three months September 30, 2015 as compared to the prior year mainly due to increased professional fees. Our research and development expenses decreased by $381,490 or 86% mainly due to decreased scheduled payments in connection with obtaining FDA approval for our BST.

Results of Operations during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

We have not generated any revenues during the nine months ended September 30, 2015 and 2014. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine-month period ended September 30, 2015, we incurred a net loss of $541,109 due to general and administrative expenses of $379,336 and research and development expenses of $161,773 as compared to a net loss of $24,505,214 due to general and administrative expenses of $243,556, research and development expense of $435,800 and total other expenses of $23,811,919 consisting of interest expense of $11,510, $91,066 in amortization in debt discount, $23,709,343 in loss on settlement of debt expenses and taxes of $13,939.

Our general and administrative expenses increased by $135,780 or 56% during the nine-month period ended September 30, 2015 as compared to the same period in the prior year mainly due increased professional fees. Our research and development expenses decreased by $274,027 or 63% mainly due to decreased scheduled payments in connection with obtaining FDA approval for our BST.

The non-cash charge of $23,709,343 related to a loss on debt settlement during the nine months ended September 30, 2014 was a one time, non-recurring expense.

Liquidity, Capital Resources and Strategy

On September 30, 2015, we had total assets of $1,002,227 consisting of cash in the same amount as compared to a cash balance of $1,376,836 at December 31, 2014. We had total current liabilities of $1,564 as of September 30, 2015 consisting of accounts payable in the same amount. We had total current liabilities of $5,064 as of December 31, 2014. We had no long-term liabilities as of September 30, 2015 and December 31, 2014.

We used $544,609 in our operating activities during the nine months ended September 30, 2015, which was due to a net loss of $541,109 and a decrease in accounts payable of $3,500. We financed our negative cash flow from operations during the nine months ended September 30, 2015 through proceeds of $170,000 from the collection of stock receivable and cash on hand.

We financed our negative cash flow of $678,154 during the nine months ended September 30, 2014 through proceeds from the issuance of stock of $2,095,000.

We had no investing activities during the nine months ended September 30, 2015 and 2014.

Our financial statements for the years 2014 and 2013 had an auditor's going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has no revenues from operations. During the nine months ended September 30, 2015 and during the year ended December 31, 2014, the Company significantly improved the uncertainty related to our ability to continue as a going concern by successfully raising $170,000 and $2,295,000, respectively, through the issuance of common stock. As of September 30, 2015, the Company had $1,002,227 cash on hand. We had positive working capital of $1,000,663.

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

We believe that our current cash on hand of $1,002,227 as of September 30, 2015, will be sufficient to meet our operating requirements throughout the year 2015. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next 12 months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of September 30, 2015, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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
Date: November 16, 2015

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: November 16, 2015

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer and Chairman
(Principal Executive Officer)
Date: November 16, 2015

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer and Chairman
(Principal Financial and Principal Accounting Officer)
Date: November 16, 2015