Form 10-K
period 2015-12-31
E-Qure Corp.
filed 2016-04-14
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2015, the aggregate market value of the 13,306,322 common stock held by non-affiliates of the Registrant was approximately $3,326,580 based $0.25 per share, the last trade of the Registrants common stock on June 30, 2015. On April 14, 2016, the Registrant had 22,012,562 shares of common stock outstanding.

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

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely effect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA's regulatory staff, to serve as the Registrant's FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

The Company's success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be more costly.

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

During the year ended December 31, 2015 and 2014, the Registrant raised $2.395 million in equity capital to fund its plans to obtain FDA approval, developing marketing and sales capacities and actively engage in the medical device industry, generally, and in wound treatment, specifically.

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

Pursuant to the terms of the Asset Purchase Agreement, we purchased all of Seller's assets (the "Seller's Assets") related to our BST Device as follows:

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

On December 28, 2014, the Registrant entered into a preliminary distribution agreement with Rubifarm S.A., an entity organized under the laws of Argentina ("Rubifarm"), which agreement is subject to approval by the regulatory authorities of Argentina. At the date of regulatory approval, which is anticipated during the 4th quarter of 2015, a definitive agreement will be executed and filed with the SEC. The agreement contemplates that Rubifarm will be granted exclusive distribution rights for the BST Device™ in Argentina for an initial term of 5 years subject to Rubifarm meeting a minimum purchase quota of $1.5 million during the initial 5-year term in order to retain its exclusivity.

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the "Distribution Agreement") with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel ("Chemipal"). Chemipal has been actively engaged in the distribution of medical products in Israel since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the Registrant's medical device for the treatment of chronic wounds (the "BST Device™") and the accompanying disposable electrodes (sometimes collectively, the "Products") in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term. The Chemipal agreement further provides as follows:

(i) the Registrant will supply the Distributor with an initial inventory;
(ii) the Registrant will re-supply the Distributor with Products from time-to-time, based upon payment by the Distributor to the Registrant;
(iii) based upon demand for the Products, the parties will reevaluate and increase the size of the inventory as sales of the Products increase; and
(iv) the Distributor will use the BST Device™ for treatment of patients in hospitals, long-term care facilities, medical centers and clinics and other potential users.

We are a start-up company and we may require additional capital to implement our business and fund our operations. See "Management's Discussion and Analysis" on page 60.

The Company's principal executive office and mailing address is 20 West 64th Street, Suite 39G, New York, NY 10023. Our telephone number is (972) 54 427777.

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

Chronic wound care represents a critical issue for healthcare providers. Unlike an acute wound, a chronic wound is one that shows no signs of significant healing within a period of three months. We believe that chronic wounds constitute an expensive and debilitating healthcare problem, with significant clinical and social implications. Without effective treatment, a chronic wound can lead to a more severe medical condition, such as infection, gangrene or amputation, which further impedes the patient's quality of life and even death.

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

Chronic wounds primarily occur in patients over the age of 60 and those with restricted mobility such as being confined to a wheelchair or bed. The wounds are often large and/or deep, prone to infection, and debilitating due to the extent of tissue damage incurred, resulting a compromised state of the patient's health. Sepsis can result in extremely severe cases, which in turn, may lead to amputation and even death.

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

The healing time of chronic wounds usually ranges from a few weeks to a few months depending on the size and type of the wound. Wound treatment typically can involve many direct and indirect costs. Wound dressings comprise only 10-15% of the total direct treatment cost according to the International Committee on Wound Management. In contrast, a significant percentage of the total cost is attributable to care providers' salaries and staff expenses. As a result, treatment methods that reduce healing time to closure of the wound inevitably lead to lower cost of care.

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

We believe that the following treatments or therapies represent alternatives or complementary treatments and/or therapies to our BST device:

Hyperbaric oxygen therapy ("HBOT"):Hyperbaric oxygen therapy is a medical treatment that utilizes pressurized oxygen to heal wounds. The treatment is administered by placing a patient in a comfortable pressure chamber that circulates oxygen at two to three times the atmospheric pressure rate. The HBOT method is not specifically designed for chronic wounds and the treatment process is both very long and very expensive. HBOT treatments typically last 90-120 minutes and are administered 1-2 times a daily for a period of 5 to 6 days a week. The length of treatment depends on the wound's severity, with some patients requiring 20-40 treatments. There are many companies that offer HBOT treatment in clinics as a direct service to patients.

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

False Claims Act: The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements for reimbursement and payment to the United States government or state government. Such requirements would apply to the hospitals to which we provide our Device related to wound care treatment services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such, "whistleblower" lawsuits, also known as "qui tam" actions, are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action. As a result, health care providers subject to qui tam actions are often unaware of the lawsuit until the government has made its determination whether to intervene, or not, at which time the seal is lifted. The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim. Under legislation passed in 2009, those who bill third parties are now obligated to discover and disclose any overpayments received or be subject to False Claims Act penalties as well

Fraud and Abuse Laws: Since a significant portion of reimbursement for healthcare products and services are currently paid through reimbursements under Medicare, Medicaid or similar programs, the federal government and many states have adopted statutes and regulations that address fraudulent and/or abusive behavior in connection with such programs.

As part of this regulatory scheme, the federal government believes that an "inducement" to refer a Medicare or Medicaid patient is likely to result in fraud or abuse on the Medicare or Medicaid programs. Therefore, the federal government adopted a number of laws and regulations to recoup funds and assess penalties which it believes were paid inappropriately. In cases of criminal fraud, the individuals responsible for the fraudulent activity can be subject to imprisonment.

One of the principal federal statutes regulating fraud and abuse is the Anti-Kickback Statute. The Anti-Kickback statute prohibits the solicitation, payment, receipt or offering of any direct or indirect remuneration in exchange for the referral of Medicare and Medicaid patients or for the purchasing, arranging for or recommending the purchasing, leasing or ordering of Medicare or Medicaid covered services, items or equipment. To be convicted of a violation of the Anti-Kickback Statute, the party must have had specific intent to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable by Medicare or Medicaid. Some of the federal courts have broadly construed the Anti-Kickback Statute and held that the "intent" required to support a criminal conviction will exist if only one purpose of the referral is to induce a prohibited referral.

To clarify some of the issues created by the Anti-Kickback Statute, the Center for Medicare and Medicaid Services issued "safe harbor" regulations identifying actions which will not be deemed to violate the Anti-Kickback Statute. Some of these "safe harbors" are in the area of joint ventures, personal services, and other arrangements. Conducting an activity that falls within a "safe harbor" regulation provides comfort that such activity will not be prosecuted. Compliance with each element of a particular "safe harbor" is required in order to assured of the protection provided by such "safe harbor."Even though a transaction that does not fall within a "safe harbor" may be perfectly appropriate, the arrangement will be evaluated based on its facts and circumstances to determine if the parties intended to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable under Medicare or Medicaid.

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

Employees

We presently have one full-time employee, which is our CEO, Ohad Goren. Our CFO, Gal Paleg, dedicates 25% of his professional time to our business and Itsik Ben Yesha, our CTO, dedicates 50% of his professional time to our business. Our CEO, CTO and CFO are employed under a service agreement with the company.

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

Risks Related to Our Business

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern.

The audited financial statements included in the Registration Statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $35,000 per year simply to cover the administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

Based on our financial history, our independent registered public accounting firm has expressed substantial doubt as to our ability to continue as a going concern. We are a development stage company that has generated no revenue.

Notwithstanding our success in raising over $2.395 million from the sale of our securities principally during the years 2015 and 2014, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

We have engaged Austen BioInnovation Institute in Akron to conduct clinical trials and we reasonably expect trial results in 2016. Clinical testing may be expected to take a significant amount of time, is expensive and carries uncertain outcomes. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•  the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•  patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•  patients or investigators do not comply with study protocols;
•  patients do not return for post-treatment follow-up at the expected rate;
•  patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our product causing a clinical trial study to be put on hold;
•  sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•  difficulties or delays associated with establishing additional clinical sites;
•  third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;
•  third-party entities do not perform data collection and analysis in a timely or accurate manner;
•  regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;
•  changes in federal, state, or foreign governmental statutes, regulations or policies;
•  interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or
•  the study design is inadequate to demonstrate safety and efficacy.

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

There May Not Be A Wide Enough Client Base To Sustain Our Business.

The Company's principal business is to engage in marketing and selling its wound healing treatments with our device. The Company hopes to sell its wound healing device treatments in numbers large enough to make its business model work for profitability, of which there can b no assurance.

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

We are also subject to the federal "sunshine" law, which requires us to track and report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to "payments or other transfers of value" made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members in our company so long as it is privately held.

In addition, we are subject to the federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim to, or the knowing use of false records or statements to obtain payment from, or approval by, the federal government. Suits filed under the False Claims Act, known as "qui tam" actions, can be brought by any individual on behalf of the government and such individuals, commonly known as "whistleblowers", may share in any amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim.

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

The Company will be dependent on its key executives, Ohad Goren and Itsik Ben Yesha, our CEO and CTO, respectively, for the foreseeable future. The loss of the services from either one could have a material adverse effect on the operations and prospects of the Company. They are expected to handle all aspects of our medical device business and manage our operations. Their responsibilities include developing business arrangements, directing the development of the Company's technology and IP, overseeing technical aspects of our business, regulations and formulating strategies and materials to be used during our presentations and meetings. At this time, the Company does not have an employment agreement with either Mr. Goren or Ben Yesha, though the Company may enter into such an agreement with Mr. Goren, its CEO and Mr. Ben Yesha, its CTO, on terms and conditions usual and customary in our industry. The Company does not currently have "key man" life insurance on neither Mr. Goren, Mr. Ben Yesha nor on Mr. Ron Weissberg, our Chairman and control shareholder.

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

We Are An "Emerging Growth Company" Under The Recently Enacted Jobs Act And We Cannot Be Certain If The Reduced Disclosure Requirements Applicable To Emerging Growth Companies Will Make Our Common Stock Less Attractive To Investors.

We qualify as an "emerging growth company" under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•  have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•  submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency";
•  obtain shareholder approval of any golden parachute payments not previously approved; and
•  disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "Emerging Growth Company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "Emerging Growth Company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Until such time, however, because the JOBS Act has only recently been enacted, we cannot predict whether investors will find our stock less attractive because of the more limited disclosure requirements that we may be entitled to follow and other exemptions on which we are relying while we are an "emerging growth company". If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Our By-Laws Provide For Indemnification Of Our Directors And the Purchase Of D&O Insurance At Our Expense And Limit Their Liability Which May Result In A Major Cost To Us And Hurt The Interest Of Our Shareholders Because Corporate Resources May Be Expended For The Benefit Of Our Directors.

The Company's By-Laws include provisions that eliminate the personal liability of the directors of the Company for monetary damages to the fullest extent possible under the laws of the State of Delaware or other applicable law. These provisions eliminate the liability of directors to the Company and its stockholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Delaware law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

Reporting Requirements Under The Exchange Act And Compliance With The Sarbanes-Oxley Act Of 2002, Including Establishing And Maintaining Acceptable Internal Controls Over Financial Reporting, Are Costly And May Increase Substantially.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $35,000 per year. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we may be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "Emerging Growth Company." The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, independent accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls could be material. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors' and officers' liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors' and officers' liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our operating performance, and may cause us increase the prices of our product to offset the effect of such increased costs. Additionally, if these requirements divert our management's attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Future Manufacturing Of Our Product May Be Interrupted Due To International Political Situations, Natural Disasters Or Other Causes.

Once FDA approval is granted, we plan to manufacture our BST Device principally in Israel. Domestic situations in Israel and surrounding countries could possibly result in production and delivery problems. We are subject to the risk that future manufacturing and delivery of our BST Device may be interrupted as a result of natural disasters or capacity constraints with our vendors' or suppliers' hardware. Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

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

The Market Price Of Our Common Stock May Be Volatile.

In the event an active trading market develops for our Common Stock, the market price of our Common Stock may be highly volatile, as is the stock market in general, and the market for securities subject to quotation on OTC Markets in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our business performance. Public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our Common Stock.

A Large Number Of Additional Shares Will Be Available For Resale Into The Public Market Pursuant To This Offering As Well As In The Near Future, Which May Cause The Market Price Of Our Common Stock To Decline Significantly, Even If Our Business Performs As Expected.

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of April 14, 2016, we have 22,012,562 shares of Common Stock outstanding of which 1,705,796 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see "Shares Eligible for Future Sale."

If holders of restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock.

You Will Experience Dilution Of Your Ownership Interest Because Of The Future Issuance Of Additional Shares Of Our Common Stock Or Our Preferred Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 22,012,562 are currently outstanding.

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

Insider Will Continue To Have Substantial Control Over Us After This Offering and Will Be Able To Influence Corporate Matters.

Upon completion of this Offering, our directors and executive officers and stockholders holding more than 5% of our Common Stock and their affiliates will beneficially own, in the aggregate, approximately 30% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see "Security Ownership of Certain Beneficial Owners and Management."

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

Our Common Stock Is Considered A Penny Stock, Which May Be Subject To Restrictions On Marketability, So You May Not Be Able To Sell Your Shares.

We may be subject now and in the future to the Penny Stock rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any Offerings and reduce the trading activity for shares of our Common Stock. As long as our shares of Common Stock are subject to the penny stock rules, the holders of such shares of Common Stock may find it more difficult to sell their securities.

The Control Deficiencies In Our Internal Control Over Financial Reporting May Until Remedied Cause Errors in Our Financial Statements Or Cause Our Filings With The SEC To Not Be Timely.

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2015, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS Back to Table of Contents

None.

ITEM 2. DESCRIPTION OF PROPERTIES Back to Table of Contents

Our principal executive office is located at 20 West 64th Street, Suite 39G, New York, NY 10023. Our telephone number is (972) 54-427777, which is the telephone of the offices of our Chairman, Ron Weissberg, located in Israel. There is no lease on the premises the Company is occupying and the Company is not responsible for paying rent. We are not generating sufficient revenue at this time to justify a separate corporate office. Once our business grows and generates revenue, we will look for more office space in a separate corporate office.

ITEM 3. LEGAL PROCEEDING Back to Table of Contents

None.

ITEM 4. MINE SAFETY DISCLOSURES Back to Table of Contents

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTER Back to Table of Contents

Market Information

The Company’s Common Stock is subject to quotation on the OTCQB Market under the symbol "EQUR". There is currently no active trading market in the Common Stock on the OTC market. There can be no assurance that there will be an active trading market for the Common Stock once the Company becomes a reporting company under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of the shares of Common Stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

For the periods indicated, the following table sets forth the high and low bid prices per share of Common Stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions but does reflect the price of our Common Stock adjusted for the reverse split.

	Fiscal 2015		Fiscal 2014		Fiscal 2013
	High	Low	High	Low	High	Low
First Quarter ended March 31	$1.75	$0.40	$1.00	$1.00	$5.00	$1.00
Second Quarter ended June 30	$0.46	$0.11	$4.00	$1.00	$6.00	$1.00
Third Quarter ended September 30	$0.51	$0.15	$4.50	$2.00	$10.00	$1.00
Fourth Quarter ended December 31	$0.32	$0.11	$3.50	$1.05	$2.00	$1.00

Holders of Capital Stock

We have 223 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

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

Stock Option Grants

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant's common stock ("Option Shares") at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Ohry SAB Agreement"). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Weiner SAB Agreement"). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Sessler SAB Agreement"). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter.

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2015 and 2014.

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

Recent Issuances of Common Stock and Common Stock Receivable in 2015:

During the three months ended March 31, 2015, we received $70,000 in stock receivable. During the three months ended June 30, 2015, we received $100,000 in stock receivable.

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

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely effect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA's regulatory staff, to serve as the Registrant's FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

The Company's success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be more costly.

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

During the years ended December 31, 2015 and 2014, the Registrant raised $2.395 million in equity capital to fund its plans to obtain FDA approval, developing marketing and sales capacities and actively engage in the medical device industry, generally, and in wound treatment, specifically.

Effective October 15, 2014, through our wholly-owned Israeli subsidiary, ESQURE, we entered into an Asset Purchase Agreement with Michael Cohen. We purchased all of Mr. Cohan's assets (the "Seller's Assets") related to our BST Device for 875,000 restricted shares of common stock valued at $350,000. The Seller's Assets settled a subscription receivable under a previous subscription agreement for the same number of shares. Pursuant to the terms of the Asset Purchase Agreement, we purchased all of Seller's Assets related to our BST Device.

On December 28, 2014, the Registrant entered into a preliminary distribution agreement with Rubifarm S.A., an entity organized under the laws of Argentina ("Rubifarm"), which agreement is subject to approval by the regulatory authorities of Argentina. At the date of regulatory approval, which is anticipated during the 4th quarter of 2015, a definitive agreement will be executed and filed with the SEC. The agreement contemplates that Rubifarm will be granted exclusive distribution rights for the BST Device™ in Argentina for an initial term of 5 years subject to Rubifarm meeting a minimum purchase quota of $1.5 million during the initial 5-year term in order to retain its exclusivity.

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the "Distribution Agreement") with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel ("Chemipal"). Chemipal has been actively engaged in the distribution of medical products in srael since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the Registrant's medical device for the treatment of chronic wounds (the "BST Device™") and the accompanying disposable electrodes (sometimes collectively, the "Products") in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term.

Results of Operations during the year ended December 31, 2015 as compared to the year ended December 31, 2014

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2015, we incurred $1,121,160 in net loss from operations due to general and administrative expenses of $929,421 and research and development expenses of $191,739 as compared to a net loss from operations of $1,162,085 due to general and administrative expenses of $350,812, research and development expenses of $561,150 and impairment charges related to research and development assets of $250,123.

We had no expense in 2015 as compared to $23,911,796 during the year ended December 31, 2014 due to interest expense of $11,510, amortization expenses of $91,066, a loss on acquisition of $99,877 and a loss of $23,709,343 related to settlement of debt.

Our net loss from continuing operations during the years 2015 and 2014 were $1,121,160 and $25,073,881, respectively.

We paid no income tax in 2015 as compared to $13,939 in income tax in 2014.

We had a net loss of $1,112,630 for the year ended December 31, 2015 as compared to a net loss of $25,087,820 for the year ended December 31, 2014.

Our general and administrative expenses increased by $579,239 or 265% during the year ended December 31, 2015 as compared to the prior year mainly due to increase professional fees.

Liquidity, Capital Resources and Strategy

On December 31, 2015, we had total assets of $880,639 consisting of cash as compared to a cash balance of $1,376,836 at December 31, 2014. We had total current liabilities of $1,564 as of December 31, 2015 consisting of accounts payable. We had total current liabilities of $5,064 as of December 31, 2014. We had no long-term liabilities as of December 31, 2015 and 2014.

We used $666,197 in our operating activities during the year 2015, which was due to a net loss of $1,121,160 and a decrease in accounts payable of $3,500 and stock-based compensation of $458,463. We financed our negative cash flow from operations during the year ended December 31, 2015 through proceeds of $170,000 from the collection of stock receivable and cash on hand.

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

We had no investing activities during the years ended December 31, 2015 and 2014.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor's going concern opinion for the years 2015 and 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $1,121,160 for the year ended December 31, 2015 and $25,087,820 for the year ended December 31, 2014 and total accumulated deficit of $29,791,690 as of December 31, 2015.

The Company has no revenues from operations. During the years ended December 31, 2015 and 2014, the Company significantly improved the uncertainty related to our ability to continue as a going concern by successfully raising $2,395,000 through the issuance of common stock. As of December 31, 2015, the Company had $880,639 cash on hand and had positive working capital of $879,075.

We believe that our current cash on hand of $880,639, as of December 31, 2015, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of 2017. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

If and when we receive FDA approval of our BST Device, of which there can be no assurance, our business might not generate sufficient future cash flow in an amount sufficient to enable us to fund our liquidity needs, including working capital, capital expenditures, investments and other general corporate requirements.

Availability of Additional Capital

We have no commitments or arrangements, formal or otherwise, from any person or entity to provide us with any additional capital. The Company may be unable to implement its present plan of operation and this could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our future financing transactions may include the issuance of equity and/or debt securities. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely effected. Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We are not aware of any material trend, event or capital commitment, which would or could potentially adversely affect our liquidity. We do not have any arrangements with potential investors or lenders to provide us with any additional financing and there can be no assurance that any such additional financing will be available when required in order to proceed with the business plan.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2015 and 2014, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2015 and 2014, and are included elsewhere in this prospectus.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
E-QURE Corp.
New York, NY

We have audited the accompanying balance sheets of E-Qure Corp. (the "Company") as of December 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Qure Corp. as of December 31, 2015 and 2014 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
April 14, 2016

E-QURE CORP.
Balance Sheets
At December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$880,639	$1,376,836
Total current assets	880,639	1,376,836

Total Assets	$880,639	$1,376,836

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	$-
Accrued expenses	-	5,064
Total current liabilities	1,564	5,064

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at December 31, 2015 and 2014	220	220
Additional paid in capital	30,770,545	30,312,082
Common stock subscription receivable	(100,000)	(270,000)
Accumulated deficit	(29,791,690)	(28,670,530)
Total stockholders' equity	879,075	1,371,772
Total Liabilities and Stockholders' Equity	$880,639	$1,376,836

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For the Years Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Revenues	$-	$-

Expenses
General and administrative	(929,421)	(350,812)
Research and development	(191,739)	(561,150)
Impairment of research and development assets	-	(250,123)
Total	(1,121,160)	(1,162,085)

(Loss) from operations	(1,121,160)	(1,162,085)

Other income (expense)
Interest expense	-	(11,510)
Amortization expenses	-	(91,066)
Loss on acquisition	-	(99,877)
Loss on settlement of debt	-	(23,709,343)
Total other (expense)	-	(23,911,796)
Total cost and expenses	(1,121,160)	(25,073,881)

Loss from continuing operations before income tax	(1,121,160)	(25,073,881)
Income tax	-	(13,939)

Net loss	$(1,121,160)	$(25,087,820)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.05)	$(2.41)

Weighted average shares outstanding (basic and diluted)	22,012,562	10,408,138

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2015 and 2014

			Common Stock	Additional		Total
	Common		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2013	2,845,480	$28	$-	$3,543,869	$(3,582,710)	$(38,813)
Stock issued for cash	6,072,500	61	(250,000)	2,474,939	-	2,225,000
Shares issued for debt conversion	12,407,662	124	(20,000)	23,942,079	-	23,922,203
Cancellation of shares	(253,080)	(3)	-	3	-	-
Shares issued for services	65,000	1	-	1,201	-	1,202
Research and development asset acquisition	875,000	9	-	349,991	-	350,000
Net loss	-	-	-	-	(25,087,820)	(25,087,820)
Balance at December 31, 2014	22,012,562	$220	$(270,000)	$30,312,082	$(28,670,530)	$1,371,772
Stock subscription receivable	-	-	170,000	-	-	170,000
Stock-based compensation	-	-	-	458,463	-	458,463
Net loss	-	-	-	-	(1,121,160)	(1,121,160)
Balance at December 31, 2015	22,012,562	$220	$(100,000)	$30,770,545	$(29,791,690)	$879,075

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(1,121,160)	$(25,087,820)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for services	-	1,202
Non-cash loss on settlement of debt	-	23,709,343
Amortization of debt discount	-	91,066
Impairment of research and development assets	-	250,123
Stock-based compensation	458,463	-
Loss on acquisition of research and development assets	-	99,877
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(3,500)	11,510
Cash used in operating activities	(666,197)	(924,699)

Cash flow from financing activities:
Proceeds from issuance of common stock	170,000	2,225,000
Cash provided by financing activities	170,000	2,225,000

Change in cash	(496,197)	1,300,301
Cash - beginning of year	1,376,836	76,535
Cash - end of year	$880,639	$1,376,836

Supplemental cash flow disclosure:
Debt converted to common stock	$-	$212,860
Common stock cancelled	$-	$253
Subscription receivable	$-	$250,000
Shares issued for research and development acquisition	$-	$350,000

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.
 Notes to Financial Statements
December 31, 2015

1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., ("EQUR" or the "Company") is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2015, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2015 or 2014.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2015 and 2014 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2015
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2014
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2015 and 2014, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Uncertain Tax Positions:

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2015, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

In September, 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) ("ASU 2015-16"). Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company's consolidated financial statements.

In August, 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"). The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30) ("ASU 2015-03"), which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of ASU 2015-03 on its balance sheets.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company domiciled from New Jersey to Delaware.

Recent Issuances of Common Stock and Common Stock Receivable in 2015:

During the three months ended March 31, 2015, we received $70,000 in stock receivable. During the three months ended June 30, 2015, we received $100,000 in stock receivable.

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

During the period ended June 30, 2014, we received proceeds of $2,225,000 and recorded $270,000 in subscription receivable from the sale of shares of common stock to approximately 40 investors at a subscription price of $0.40 per share, which resulted in the issuance of 6,072,500 shares on a post-reverse basis, following the implementation of a 1:100 reverse split. The shares, all of which were restricted, were issued as part of a Private Placement of 10,000,000 shares. The corporate action involving the1:100 reverse split also involved the Company's redomicile from New Jersey to Delaware, both of which became effective in August 2014. In addition, 253,080 shares previously issued to former related parties were returned and cancelled.

We were obligated to issue 5,016,062 shares of our common stock, valued at $9,196,023, in connection with the debt settlement with the note holders and their subsequent conversion of $113,501 in principal amount of notes plus accrued interest of $25,672. The terms of the settlement agreements with the note holders in connection with their conversion included: (i) the note holders agreement to pay the Company an additional $20,000, which sum is carried in the equity section as a subscription receivable until paid; and (ii) their agreement to return some pre-split shares. In connection with the debt settlement with the note holders, more shares were issued upon conversion than provided for under the terms of the notes and the number of shares issued were not adjusted for the 1 for 100 reverse split. As a result, a $9,036,850 loss was recognized.

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of December 31, 2015 and 2014.

Stock Options

On January 1, 2015, the Company authorized the adoption of the 2015 Employee Incentive Plan.

Stock Option Grants

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant's common stock ("Option Shares") at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Ohry SAB Agreement"). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Weiner SAB Agreement"). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Sessler SAB Agreement"). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter.

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

During the years ended December 31, 2015 and 2014, we expensed $458,463 and $0,respectively, in relation the options granted above.

3. Related Party Transactions

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

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant's common stock ("Option Shares") at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Ohry SAB Agreement"). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Weiner SAB Agreement"). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Sessler SAB Agreement"). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also footnote 2 above.

4. Convertible Notes

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

We have a current operating loss carry-forward of $3,029,838 resulting in deferred tax assets of $1,082,493. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2015		2014
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		1,082,493		2,420,167
Less valuation allowance		(1,082,493)		(2,420,167)
Net deferred asset		$-		$-

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

8. Subsequent Events

There were no subsequent events following the year ended December, 31, 2015 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company's chief executive officer/chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year 2015.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting had material weaknesses including lack of sufficient internal accounting personnel in order to ensure complete documentation of complex transactions and adequate financial reporting during the year ended December 31, 2015. As a result, the Company believes that its internal controls over its financial reporting were not effective as of December 31, 2015. Management has identified corrective actions for the weakness and has begun implementation during 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From May 2011 to the present, Mr. Weissberg has served as an executive officer and director of Bio-Light Israeli Life Sciences Investments Ltd, a public company listed on the Tel-Aviv Stock Exchange, engaged in the business of biomed innovation. From May 2003 to the present, Mr. Weissberg has been a director of Midroog Ltd., an Israeli Credit Rating Agency, a company engaged in the business of credit rating for the domestic Israeli market. From February 1988 to the present, Mr. Weissberg has been a director of The Israel Land Development Company Ltd ("ILDC"), a public company listed on the TASE, engaged in the business of owning and managing commercial real estate in Israel, Europe and Canada.

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

Directors' Term of Office. Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the third quarter of 2016.

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

Board's Role in Risk Oversight. The Board assesses on an ongoing basis the risks faced by the Company. These risks include financial, technological, competitive, and operational risks. In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company's financial risk exposures.

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

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2015, 2014 and 2013.

					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ron Weissberg, Chairman (1)	2015	0	0	0	0	0	0
Ron Weissberg, former CEO, CFO (1)	2014	0	0	0	0	0	0
	2013	0	0	1,000,000	0	0	0
Ohad Goren, CEO (2)	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
Gal Peleg, CFO (3)	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
Itsik Ben Yesha, CTO (4)	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0

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

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2015 and 2014 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan ("LTIP") Awards

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's Common Stock securities and the beneficial ownership of Registrant's director and executive officer. As of April 14, 2016, the Registrant had 22,012,562 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Ohad Goren, CEO
31 Nahal Ga'aton Street, Modiin, 71700, Israel	1,150,000	5.22%
Gal Peleg, CFO
11 Yosef Nakar Street, Petach Tikva, Israel	0	0%
Ron Weissberg, Chairman and former CEO, CFO
7 Hamitnachalim Street, Savyon, Israel	3,545,624	16.08%
Itsik Ben Yesha, Chief Technology Officer
126 Alon Street, Shilat, 73188, Israel	1,600,000	7.27%
Dr. Michael Sessler, Director
50 Hagiva Street, Savyon, Israel	0	0%
Yochanan Korman, Shareholder
13 Haprahim Street, Ramat Hasharon, Israel	1,523,541	6.85%
Director and Officer (4 people)	6,290,786	28.58%
(1) Applicable percentage ownership is based on 22,012,562 shares of Common Stock outstanding as of December 31, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Certain Related Party Transactions During the Last Two Fiscal Years

During the second quarter of 2014, Mr. Weissberg transferred and assigned $62,382 in principal amount including accrued interest, of his $71,545 in principal amount of his convertible note to unaffiliated, third-party, accredited investors. Mr. Weissberg retained $11,536 of the note. All of the Weissberg notes, which were originally convertible at $0.01 per share but subject to adjustment in the event of a share recapitalization, together with an additional $57,375 in notes plus accrued interest, which were to be convertible at a price of $0.035 per share, but subject to adjustment in the event of a share recapitalization were converted prior to June 30, 2014. The Company recognized a loss of $23,709,343 because the number of shares issued upon the conversion of the notes in the principal amount of $71,545 and $57,375, respectively, were not adjusted for the 1 for 100 reverse split. As of December 31, 2015, the Company is not indebted to neither its officers nor directors.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK") as independent public accountant for the fiscal year ended December 31, 2015 and 2014.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2015 and 2014, and fees billed for other services rendered by MK during those periods.

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014
Audit fees (1)	$3,675	$3,475
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

Exhibit	Description of Exhibit
3.1	Delaware Certificate of Incorporation, filed with the Company's S-1 on September 6, 2014.
3.1(a)	Original Articles of Incorporation, attached to the Company's Form 10-12G as filed with the SEC on April 25, 2013.
3.1(b)	Amended to Certificate of Incorporation reflecting name change, filed with the Company's S-1 on September 6, 2014.
3.2	Bylaws, filed with the Company's S-1 on September 6, 2014.
10.4	Consulting Agreement between the Company and Mr. Tal Yoresh, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.5	Consulting Agreement between the Company and Mr. Itai Weisberg, attached to the Company's Form 10-12G/A as filed with the SEC on November 20, 2013.
10.6	Securities Transfer Agreement between the Company and Amir Uziel and Lavi Krasney, attached to the Company's Form 10-12G/A as filed with the SEC on April 25, 2013.
10.7	Patent Purchase Agreement between the Company and Lifewave Ltd., dated January 6, 2014, attached to the Company's Form 8-K as filed with the SEC on June 6, 2014.
10.8	Clinical Trials Agreement between the Company and Austen BioInnovation Institute, dated June 5, 2014, filed with the Company's S-1 on September 6, 2014.
10.9	List of Company's patents, filed with the Company's S-1 on September 6, 2014.
10.10	Asset Purchase Agreement between the Company and Michael Cohen, attached to the Company's Form 8-K as filed with the SEC on October 10, 2014.
10.11	Service Agreement between the Company and Ron Weissberg, Chairman, filed with the Company's S-1/A on December 5, 2014.
10.12	Service Agreement between the Company and Ohad Goren, CEO, filed with the Company's S-1/A on December 5, 2014
10.13	Service Agreement between the Company and Gal Peleg, CFO, filed with the Company's S-1/A on December 5, 2014
10.14	Service Agreement between the Company and Itsik Ben Yesha, filed with the Company's S-1/A on December 5, 2014
10.15	Scientific Advisory Board Agreement between the Company and Prof. Avi Ohry, attached to the Company's Form 8-K as filed with the SEC on June 9, 2015.
10.16	Scientific Advisory Board Agreement between the Company and Dr. Be Zion Weiner, attached to the Company's Form 8-K as filed with the SEC on June 9, 2015.
10.17	Distribution Agreement between the Company and Chemipal Ltd, dated July 30, 2015, attached to the Company's Form 8-K as filed with the SEC on July 30, 2015.
10.18	2015 Employee Incentive Plan, attached to the Company's Form 10-Q as filed with the SEC on August 6, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: April 14, 2016	By:	/s/ Ohad Goren
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016	By:	/s/ Gal Paleg
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director