Form 10-Q
period 2016-03-31
E-Qure Corp.
filed 2016-05-16
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 16, 2016, the Registrant had 22,012,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At March 31, 2016 (Unaudited) and December 31, 2015

	March 31, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$705,054	$880,639
Total current assets	705,054	880,639

Total Assets	$705,054	$880,639

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Total current liabilities	1,564	1,564

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at March 31, 2016 and December 31, 2015	220	220
Additional paid in capital	30,885,161	30,770,545
Common stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(30,081,891)	(29,791,690)
Total stockholders' equity	703,490	879,075
Total Liabilities and Stockholders' Equity	$705,054	$880,639

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For The Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Revenues	$-	$-

Expenses
General and administrative	251,753	136,039
Research and development	38,448	73,241
Total	290,201	209,280

Loss from continuing operations before income taxes	(290,201)	(209,280)
Income tax	-	-
Net loss	$(290,201)	$(209,280)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	22,012,562	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For The Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(290,201)	$(209,280)
Adjustments required to reconcile net loss to cash used in operating activities:
Option expense	114,616	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	-	(3,500)
Cash provided by (used in) operating activities	(175,585)	(212,780)

Cash flow from financing activities:
Proceeds from sale of common stock	-	70,000
Cash provided by financing activities	-	70,000

Change in cash	(175,585)	(142,780)
Cash - beginning of period	880,639	1,376,836
Cash - end of period	$705,054	$1,234,056

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.
 Notes to Unaudited Interim Financial Statements
March 31, 2016

1.    The Company and Significant Accounting Policies

Organizational Background

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

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

Valuation of Long-Lived Assets

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

Stock Based Compensation

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements

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

Fair Value Measurements at March 31, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

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

Income Taxes

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At March 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During the Period ended March 31, 2016:

During the three months ended March 31, 2016, we did neither issue any shares nor received any stock receivable.

Recent Issuances of Common Stock in 2015:

During the three months ended March 31, 2015, we received $70,000 in stock receivable. During the three months ended June 30, 2015, we received $100,000 in stock receivable.

Stock Options

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

During the three months ended March 31, 2016 and the year ended December 31, 2015, we expensed $114,616 and $458,463, respectively, in relation to options granted.

3. Related Party Transactions not Disclosed Elsewhere

During the three months ended March 31, 2016, there were no related party transactions.

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

5. Subsequent Events

In May 2016, the Company commenced legal action against Austen Bioinnovation Institute of Akron ("ABIA") in the Supreme Court of the State of New York, New York County (the "Lawsuit"). The Lawsuit alleges the breach of contract against ABIA to a Clinical Trial Agreement between the Company and ABIA dated June 5, 2014 (the "CTA") based upon, among other reasons: (i) the failure of ABIA to commit sufficient personnel to the Company's BST device project; (ii) misrepresenting the ability of its staff to perform its obligations under the CTA; (iii) failing to provide the FDA with adequate evidence to support the IDE applications and providing incorrect responses to the FDA; and (v) misappropriating the Company's funds for use on other ABIA projects and expenses rather than in fulfillment of its contract obligations. The Lawsuit seeks approximately $475,000 in actual damages, representing the fees paid by the Company to ABIA, loss of profits in an amount not less than $3 million and reasonable attorneys' fees and costs and expenses.

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

Results of Operations during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015

We have not generated any revenues during the three month ended March 31, 2016 and 2015. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2016, we incurred a net loss from operations of $290,201 due to general and administrative expenses of $251,753 and research and development expenses of $38,448 as compared to a net loss from operation of $209,280 due to general and administrative expenses of $136,039 and research and development expenses of $73,241 in the same period in the prior year.

Our R&D expenses decreased by $25,448 or 35% during the three months ended March 31, 2015 as compared to the prior year mainly due to reduced expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On March 31, 2016, we had total assets of $705,054 consisting of cash. On December 31, 2015, we had total assets of $880,639 consisting of cash. We had total current liabilities of $1,564 as of March 31, 2016 and December 31, 2015 consisting of accounts payable. We had no long-term liabilities as of March 31, 2016 and December 31, 2015.

We used $175,585 in our operating activities during the three months ended March 31, 2016, which was due to a net loss of $290,201 offset by option expenses of $114,616. We used $212,780 in our operating activities during the three months ended March 31, 2015 due to a net loss of $209,280 and a decrease in accounts payable and accrued expenses of $3,500.

We financed our negative cash flow from operations during the three months ended March 31, 2016 through cash and during the three months ended March 31, 2015 through the issuance of common stock of $70,000 and $142,780 in cash resources.

We had no investing activities during the three months ended March 31, 2016 and 2015.

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

The Company has reported a total accumulated deficit of $30,081,891 as of March 31, 2016 and $29,791,690 as of December 31, 2015.

As of March 31, 2016, the Company had $705,054 cash on hand and had positive working capital of $703,490.

We believe that our current cash on hand of $705,054, as of March 31, 2016, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results.

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

E-Qure Corp.

Date: May 16, 2016	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2016	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: May 16, 2016	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

E-Qure Corp.

Date: May 16, 2016	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director