Form 10-Q
period 2016-06-30
E-Qure Corp.
filed 2016-08-15
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 15, 2016, the Registrant had 22,012,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$630,091	$880,639
Total current assets	630,091	880,639

Total Assets	$630,091	$880,639

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Accrued expenses	15,365	-
Total current liabilities	16,929	1,564

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at June 30, 2016 and December 31, 2015	220	220
Additional paid in capital	30,999,776	30,770,545
Common stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(30,286,834)	(29,791,690)
Total stockholders' equity	613,162	879,075
Total Liabilities and Stockholders' Equity	$630,091	$880,639

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For The Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$-	$-	$-	$-

Expenses
General and administrative	197,634	161,618	449,387	297,657
Research and development	7,309	34,222	45,757	107,463
Total	204,943	195,840	495,144	405,120

Loss from continuing operations before income taxes	(204,943)	(195,840)	(495,144)	(405,120)
Income tax	-	-	-	-
Net loss	$(204,943)	$(195,840)	$(495,144)	$(405,120)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	22,012,562	22,012,562	22,012,562	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For The Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(495,144)	$(405,120)
Adjustments required to reconcile net loss to cash used in operating activities:
Stock-based compensation	229,231	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	15,365	(3,500)
Cash provided by (used in) operating activities	(250,548)	(408,620)

Cash flow from financing activities:
Proceeds from sale of common stock	-	170,000
Cash provided by financing activities	-	170,000

Change in cash	(250,548)	(238,620)
Cash - beginning of period	880,639	1,376,836
Cash - end of period	$630,091	$1,138,216

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.
 Notes to Unaudited Interim Financial Statements
June 30, 2016

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

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

Stock-Based Compensation

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

Fair Value of Financial Instruments

FASB ASC 825, "Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended June 30, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” ("FIN No. 48”) which was effective for the Company on January 1, 2007.  FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During the Period ended June 30, 2016:

During the six months ended June 30, 2016, we did not issue any shares nor receive any stock receivable.

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

During the six months ended June 30, 2016 and the year ended December 31, 2015, we expensed $229,231 and $458,463, respectively, in relation to options granted.

3. Related Party Transactions not Disclosed Elsewhere

During the three and six months ended June 30, 2016, there were no related party transactions.

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

5. Subsequent Events

The Company has approximately $400,000, representing subscription proceeds from investors, which funds are being held by the Company's SEC attorney in trust for the benefit of the Company. The funds have been restricted in a favor of a third party related to personal debt in the amount of $200,000. The Referee for the New York State Supreme Court appointed by the trial court has ordered the entire $400,000 be released to the Company. The Company and its SEC attorney have retained counsel to secure release of the entire $400,000 and are awaiting a final order confirming the Referee's ruling releasing the funds in favor of the Company. However, the trial judge has not yet affirmed the Referee's ruling and, as a result, there is some uncertainty about the timing and amount of funds that will be released to the Company. The Company intends to pursue alternatives means to secure the release the funds as well as other capital raising efforts to fund its ongoing operations.

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

On July 18, 2016, the Company, through its wholly-owned Israeli subsidiary, Esqure Advanced Medical Devices Ltd (the "Subsidiary"), received: (i) the CE Certificate of Conformity and the ISO 13485 Certification. The CE Certification for the Registrant's BST Wound Healing Device is a declaration that it complies with the requirements of the EU related to health, safety and environmental protections and acknowledges that the BST Device may be legally marketed in the EU. As a result, the Registrant's Subsidiary is prepared to commence manufacturing and marketing its BST Device in Europe as well as other non-European countries that accept the CE Certification. The ISO is the International Organization for Standardization, and represents that the company's quality systems and procedures satisfies the requirements for a comprehensive quality management for the design and manufacture of medical devices.

Results of Operations during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015

We have not generated any revenues during the three month ended June 30, 2016 and 2015. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended June 30, 2016, we incurred a net loss from operations of $204,943 due to general and administrative expenses of $197,634 and research and development expenses of $7,309 as compared to a net loss from operation of $195,840 due to general and administrative expenses of $161,618 and research and development expenses of $34,222 in the same period in the prior year.

Our R&D expenses decreased by $26,913 or 79% during the three months ended June 30, 2016 as compared to the prior year mainly due to reduced expenses related to obtaining FDA approval for our BST device.

Results of Operations during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015

We have not generated any revenues during the six month ended June 30, 2016 and 2015. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six month ended June 30, 2016, we incurred a net loss from operations of $495,144 due to general and administrative expenses of $449,387 and research and development expenses of $45,757 as compared to a net loss from operation of $405,120 due to general and administrative expenses of $297,657 and research and development expenses of $107,463 in the same period in the prior year.

Our R&D expenses decreased by $61,706 or 57% during the six months ended June 30, 2016 as compared to the prior year mainly due to reduced expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On June 30, 2016, we had total assets of $630,091 consisting of cash. On December 31, 2015, we had total assets of $880,639 consisting of cash. We had total current liabilities of $16,929 as of June 30, 2016 and $1,564 as of December 31, 2015 consisting of accounts payable. We had no long-term liabilities as of June 30, 2016 and December 31, 2015.

We used $250,548 in our operating activities during the six months ended June 30, 2016, which was due to a net loss of $495,144 offset by option expenses of $229,231 and an increase in accounts payable and accrued expenses of $15,365. We used $408,620 in our operating activities during the six months ended June 30, 2015 due to a net loss of $408,620 and a decrease in accounts payable and accrued expenses of $3,500.

We financed our negative cash flow from operations during the six months ended June 30, 2016 through cash on hand and during the six months ended June 30, 2015 through the issuance of common stock of $170,000 and $235,120 in cash resources.

We had no investing activities during the six months ended June 30, 2016 and 2015.

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

The Company has reported a total accumulated deficit of $30,286,834 as of June 30, 2016 and $29,791,690 as of December 31, 2015.

As of June 30, 2016, the Company had $630,091 cash on hand and had positive working capital of $613,162.

We believe that our current cash on hand of $630,091, as of June 30, 2016, will be sufficient to meet our operating requirements throughout the ensuing fiscal year. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of June 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

E-Qure Corp.

Date: August 15, 2016	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 15, 2016	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: August 15, 2016	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

E-Qure Corp.

Date: August 15, 2016	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director