Form 10-Q
period 2016-09-30
E-Qure Corp.
filed 2016-11-21
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On November 21, 2016, the Registrant had 22,012,562 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$436,560	$880,639
Total current assets	436,560	880,639

Total Assets	$436,560	$880,639

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Accrued expenses	45,360	-
Total current liabilities	46,924	1,564

Stockholders' equity:
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at September 30, 2016 and December 31, 2015	220	220
Additional paid in capital	31,115,652	30,770,545
Common stock subscription receivable	(100,000)	(100,000)
Accumulated deficit	(30,626,236)	(29,791,690)
Total stockholders' equity	389,636	879,075
Total Liabilities and Stockholders' Equity	$436,560	$880,639

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2016 and 2015
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$-	$-	$-	$-

Expenses
General and administrative	206,069	81,679	655,456	379,336
Research and development	133,333	54,310	179,090	161,773
Total	339,402	135,989	834,546	541,109

(Loss) from operations	(339,402)	(135,989)	(834,546)	(541,109)

Other income (expense)
Interest expense	-	-	-	-
Amortization of debt discount	-	-	-	-
Loss on settlement of debt	-	-	-	-
Total other (expense)	-	-	-	-
Total cost and expenses	(339,402)	(135,989)	(834,546)	(541,109)

Loss from continuing operations before income tax	(339,402)	(135,989)	(834,546)	(541,109)
Income tax	-	-	-	-

Net loss	$(339,402)	$(135,989)	$(834,546)	$(541,109)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted average shares outstanding (basic and diluted)	22,012,562	22,012,562	22,012,562	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(834,546)	$(541,109)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	345,107	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	45,360	(3,500)
Cash used in operating activities	(444,079)	(544,609)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	170,000
Cash provided by financing activities	-	170,000

Change in cash	(444,079)	(374,609)
Cash - beginning of period	880,639	1,376,836
Cash - end of period	$436,560	$1,002,227

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Notes to Unaudited Financial Statements
September 30, 2016

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2016 and December 31, 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2016 and December 31, 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis. On May 12, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During the Period ended September 30, 2016:

During the nine months ended September 30, 2016, we did not issue any shares nor receive any stock receivable.

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

During the nine months ended September 30, 2016 and the year ended December 31, 2015, we expensed $345,107 and $458,463, respectively, in relation to options granted.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of September 30, 2016 and December 31, 2015.

3. Related Party Transactions Not Disclosed Elsewhere

During the three and nine months ended September 30, 2016, there were no related party transactions.

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant's common stock ("Option Shares") at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Ohry SAB Agreement"). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Weiner SAB Agreement"). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Sessler SAB Agreement"). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also footnote two above.

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

5. Subsequent Events

The Company has approximately $400,000, representing subscription proceeds from investors, which funds are being held by the Company's SEC attorney in a trust account for the benefit of the Company. The funds have been restricted in a favor of a third party related to personal debt in the amount of $200,000. The SEC attorney has retained counsel to secure the release of the entire $400,000, and is waiting on the final Referee's ruling about releasing the funds in favor of the Company. However, there is some uncertainty about the timing and amount of funds that will be released to the Company.

During October 2016, the Company signed a settlement agreement with ABIA for the amount of $300,000,after the Company commenced legal action against Austen Bioinnovation Institute of Akron ("ABIA") in the Supreme Court of the State of New York, New York County (the "Lawsuit").

On October 14, 2016, the Registrant received notification from FDA that it has granted conditional approval to the IDE application, authorizing us to commence a clinical investigation of our BST Device for wound healing. The main condition set forth is that the trial will begin initially with 10 patients, after which we will file a safety report with the FDA before proceeding with the trial, which contemplates testing the BST Device with 90 patients altogether.

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

The Company's success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be costlier.

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

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the "Distribution Agreement") with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel ("Chemipal"). Chemipal has been actively engaged in the distribution of medical products in Israel since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the Registrant's medical device for the treatment of chronic wounds (the "BST Device™) and the accompanying disposable electrodes (sometimes collectively, the "Products") in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term.

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

In May 2016, the Company commenced legal action against Austen Bioinnovation Institute of Akron ("ABIA") in the Supreme Court of the State of New York, New York County (the "Lawsuit"). The Lawsuit alleges the breach of contract against ABIA to a Clinical Trial Agreement between the Company and ABIA dated June 5, 2014 (the "CTA") based upon, among other reasons: (i) the failure of ABIA to commit sufficient personnel to the Company's BST device project; (ii) misrepresenting the ability of its staff to perform its obligations under the CTA; (iii) failing to provide the FDA with adequate evidence to support the IDE applications and providing incorrect responses to the FDA; and (v) misappropriating the Company's funds for use on other ABIA projects and expenses rather than in fulfillment of its contract obligations. The Lawsuit seeks approximately $475,000 in actual damages, representing the fees paid by the Company to ABIA, loss of profits in an amount not less than $3 million and reasonable attorneys' fees and costs and expenses. During October 2016, the Company signed settlement agreement with ABIA on the amount of $300,000.

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

Results of Operations during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015

We have not generated any revenues during the three month ended September 30, 2016 and 2015. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2016, we incurred a net loss from operations of $339,402 due to general and administrative expenses of $206,069 and research and development expenses of $133,333 as compared to a net loss from operation of $135,989 due to general and administrative expenses of $81,679 and research and development expenses of $54,310 in the same period in the prior year.

Our R&D expenses increased by $79,023 or 240% during the three months ended September 30, 2016 as compared to the prior year mainly due to expenses related to FDA approval for our BST device.

Results of Operations during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

We have not generated any revenues during the nine month ended September 30, 2016 and 2015. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2016, we incurred a net loss from operations of $834,546 due to general and administrative expenses of $655,456 and research and development expenses of $179,090 as compared to a net loss from operation of $541,109 due to general and administrative expenses of $379,336 and research and development expenses of $161,773 in the same period in the prior year.

Our R&D expenses increased by $17,317 or 11% during the nine months ended September 30, 2016 as compared to the prior year mainly due to expenses related to FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On September 30, 2016, we had total assets of $436,560 consisting of cash. On December 31, 2015, we had total assets of $880,639 consisting of cash. We had total current liabilities of $46,924 as of September 30, 2016 consisting of $1,564 in accounts payable and $45,360 in accrued management fees. On December 31, 2015, we had total current liabilities of $1,564 consisting of accounts payable. We had no long-term liabilities as of September 30, 2016 and December 31, 2015.

We used $444,079 in our operating activities during the nine months ended September 30, 2016, which was due to a net loss of $834,546 offset by option expenses of $345,107 and an increase in accounts payable and accrued expenses of $45,360. We used $544,609 in our operating activities during the nine months ended September 30, 2015 due to a net loss of $541,109 and a decrease in accounts payable and accrued expenses of $3,500.

We financed our negative cash flow from operations during the nine months ended September 30, 2016 through cash on hand and during the nine months ended September 30, 2015 through the issuance of common stock of $170,000.

We had no investing activities during the nine months ended September 30, 2016 and 2015.

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

The Company has reported a total accumulated deficit of $30,626,236 as of September 30, 2016 and $29,791,690 as of December 31, 2015.

As of September 30, 2016, the Company had $436,560 cash on hand and had positive working capital of $389,636.

We believe that our current cash on hand of $436,560, as of September 30, 2016, our ability to meet our operating requirements throughout the ensuing fiscal year, depends greatly on our ability to use the funds that are held buy our SEC attorney and are restricted in a favor of his personal debt. Although the Company has signed a settlement agreement with its formal supplier on the amount $300,000, those funds can bridge the gap until the restricted funds will be released. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning in 2017. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

As of September 30, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2016. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

E-QURE COR.

By: /s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date: November 21, 2016

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 21, 2016

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Ron Weissberg
Ron Weissberg
Chairman
(Principal Executive Officer)
Date: November 21, 2016

By: /s/ Dr. Michael Sessler
Dr. Michael Sessler
Director
(Principal Financial and Principal Accounting Officer)
Date: November 21, 2016