Form 10-K
period 2016-12-31
E-Qure Corp.
filed 2017-03-31
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-K
___________________________________

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

On June 30, 2016, the aggregate market value of the 13,306,322 common stock held by non-affiliates of the Registrant was approximately $3,326,580 based $0.25 per share, the last trade of the Registrants common stock on June 30, 2016. On March 31, 2017, the Registrant had 22,012,562 shares of common stock outstanding.

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

Notwithstanding our success in funding our business from the sale of equity and debt securities to date, there can be no assurance that we will have adequate capital resources or be able to continue to raise equity and/or debt capital to fund planned operations or that any additional funds will be available to us when needed or at all, or, if available, will be available on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern.

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

We have engaged a third party to conduct clinical trials and we reasonably expect trial results in 2017. Clinical testing may be expected to take a significant amount of time, is expensive and carries uncertain outcomes. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Our success depends in large part on our ability to secure and maintain effective patent protection for our product in the United States and internationally. We have acquired patents that have been granted as well as patents pending and expect to continue to file patent applications for various aspects of our device technology. However, we face the risks that:

•  we may fail to secure necessary patents on our patents pending prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and
•  our already-granted patents may be re-examined, invalidated or not extended.

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

Current Or Future Government Regulations May Add To Our Operating Costs.

We may face unanticipated increases in operating costs because of any changes in governmental regulations related to our wound healing Device, specifically, and/or medical devices, generally. We have no assurance that the independent clinical trials will result in favorable data that will be accepted by the FDA. Laws and regulations may be introduced and court decisions may be rendered that materially affect the demand for our product. Complying with new regulations and/or court decisions could increase our operating costs. Furthermore, we may be subject to the laws of various jurisdictions where we actually conduct business. Our failure to qualify to do business in a jurisdiction that requires us to do so could subject us to fines or penalties and could have a material adverse impact on our business and operations.

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

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of March 31, 2017, we have 22,012,562 shares of Common Stock outstanding of which 15,921,328 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see "Shares Eligible for Future Sale."

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2016, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

	Fiscal 2016		Fiscal 2015		Fiscal 2014
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.10	$0.10	$1.75	$0.40	$1.00	$1.00
Second Quarter ended June 30	$0.10	$0.10	$0.46	$0.11	$4.00	$1.00
Third Quarter ended September 30	$0.12	$0.12	$0.51	$0.15	$4.50	$2.00
Fourth Quarter ended December 31	$0.13	$0.13	$0.32	$0.11	$3.50	$1.05

Holders of Capital Stock

We have 223 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in "street name."

Rule 144 Shares

As of the date of this annual report, there were 477,987,438 shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2016 and 2015.

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

Issuances of Common Stock in 2016:

During the year ended December 31, 2016, we did not issue any restricted stock.

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

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•  Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;
•  Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•  Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and
•  Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

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

During the year ended December 31, 2016, the Registrant did not raise any equity and debt capital.

Recent Developments

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

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the "Distribution Agreement") with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel ("Chemipal"). Chemipal has been actively engaged in the distribution of medical products in srael since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the BST Device and the accompanying disposable electrodes (sometimes collectively, the "Products") in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term.

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

In May 2016, the Company commenced legal action against ABIA in the Supreme Court of the State of New York, New York County (the "Lawsuit"). The Lawsuit alleges the breach of contract against ABIA to a Clinical Trial Agreement between the Company and ABIA dated June 5, 2014 (the "CTA") based upon, among other reasons: (i) the failure of ABIA to commit sufficient personnel to the Company's BST device project; (ii) misrepresenting the ability of its staff to perform its obligations under the CTA; (iii) failing to provide the FDA with adequate evidence to support the IDE applications and providing incorrect responses to the FDA; and (v) misappropriating the Company's funds for use on other ABIA projects and expenses rather than in fulfillment of its contract obligations. The Lawsuit seeks approximately $475,000 in actual damages, representing the fees paid by the Company to ABIA, loss of profits in an amount not less than $3 million and reasonable attorneys' fees and costs and expenses. During October 2016, the Company signed settlement agreement with ABIA on the amount of $300,000.

On July 18, 2016, the Company received the CE Certificate of Conformity and the ISO 13485 Certification. The CE Certification for our BST Wound Healing Device is a declaration that it complies with the requirements of the EU related to health, safety and environmental protections and acknowledges that the BST Device may be legally marketed in the EU. As a result, we are prepared to commence manufacturing and marketing for our BST Device in Europe as well as other non-European countries that accept the CE Certification. The ISO is the International Organization for Standardization, and represents that the company's quality systems and procedures satisfies the requirements for a comprehensive quality management for the design and manufacture of medical devices.

On October 14, 2016, the Registrant received notification from FDA that it has granted conditional approval to the IDE application, authorizing us to commence a clinical investigation of our BST Device for wound healing. The main condition set forth is that the trial shall begin initially with 10 patients, after which we will file a safety report with the FDA before proceeding with the trial, which contemplates testing the BST Device with 90 patients altogether.

On January 8, 2017, the Registrant entered into a five-year distribution agreement (the "Distribution Agreement") with TekMedica SAS, organized under the laws of Colombia ("TekMedica" or the "Distributor"). Pursuant to the Distribution Agreement, the Registrant granted TekMedica the exclusive rights to distribute the Registrant's medical device for the treatment of chronic wounds (the "BST Device™") and the accompanying disposable electrodes (sometimes collectively, the "Products") in Colombia (the "Territory").

The Distribution Agreement provides that Registrant will provide Distributor with supplies of the BST Devicee and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The Distributor will make an initial advance payment to be applied against the first year's quota together with an initial order supported by a Letter of Credit with subsequent orders as part of the quota, as set forth in the Distribution Agreement, with minimum annual quota's during the five-year term. The Distributor will be responsible for securing any product certification, permit, license or approval that may be required in the Territory for the marketing, sale, sublicensing and delivery and use of the BST Devise and Products in the Territory.

On February 20, 2017, the Registrant received the official certification from the Israeli Ministry of Health authorizing the use of the Registrant's BST Device in Israel. The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

Results of Operations during the year ended December 31, 2016 as compared to the year ended December 31, 2015

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2016, we incurred $973,829 in net loss from operations due to general and administrative expenses of $912,627 and research and development expenses of $342,602 as compared to a net loss from operations of $1,121,160 due to general and administrative expenses of $929,421 and research and development expenses of $191,739 during the year ended December 31, 2015. During the year ended December 31, 2016, we recorded gain on a legal settlement in the amount of $281,400.

Our net loss from continuing operations during the years 2016 and 2015 were $973,829 and $1,121,160, respectively. We paid no income tax in 2016 and 2016.

Our research and development expenses increased by $150,863 or 79% during the year ended December 31, 2016 as compared to the prior year mainly due to the resource invested to the progress in FDA approval.

Liquidity, Capital Resources and Strategy

On December 31, 2016, we had total assets of $408,108, consisting of $292,976 in cash, $52,316 in prepaid expenses and accounts receivable of $62,816, as compared to a cash balance of $880,639 at December 31, 2015. We had total current liabilities of $1,564 as of December 31, 2016 and 2015. We had total current liabilities of $1,564 as of December 31, 2015 consisting of accounts payable. We had no long-term liabilities as of December 31, 2016 and 2015.

We used $587,663 in our operating activities during the year 2016, which was due to a net loss of $973,829, increase in accounts receivable of $62,816, increase in prepaid expenses of $52,316, stock-based compensation of $401,298 and a loss on stock receivable of $100,000.

We used $666,197 in our operating activities during the year 2015, which was due to a net loss of $1,121,160 offset by stock-based compensation of $458,463 and a decrease in accounts payable and accrued expenses of $3,500. We financed our negative cash flow from operations in 2015 through the issuance of common stock of $170,000.

We had no investing activities during the years ended December 31, 2016 and 2015.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor's going concern opinion for the years 2016 and 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $973,829 for the year ended December 31, 2016 and $1,121,160 for the year ended December 31, 2015 and total accumulated deficit of $30,765,519 as of December 31, 2016.

The Company had no revenues from operations during the years ended December 31, 2016 and 2015. As of December 31, 2016, the Company had $297,9766 cash on hand and had positive working capital of $406,544.

We believe that our current cash on hand of $297,976, as of December 31, 2016, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of 2019. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2016 and 2015, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Back to Table of Contents

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Back to Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Back to Table of Contents

To the Board of Directors
E-QURE Corp.
New York, NY

We have audited the accompanying balance sheets of E-Qure Corp. (the "Company") as of December 31, 2016 and 2015 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E-Qure Corp. as of December 31, 2016 and 2015 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
March 31, 2017

E-QURE CORP.
Balance Sheets
At December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$292,976	$880,639
Other receivable	62,816	-
Prepaid expenses	52,316	-
Total current assets	408,108	880,639

Total Assets	$408,108	$880,639

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	1,564
Total current liabilities	1,564	1,564

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at December 31, 2016 and 2015	220	220
Additional paid in capital	31,171,843	30,770,545
Common stock subscription receivable	-	(100,000)
Accumulated deficit	(30,765,519)	(29,791,690)
Total stockholders' equity	406,544	879,075
Total Liabilities and Stockholders' Equity	$408,108	$880,639

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For the Years Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015

Revenues	$-	$-

Expenses
General and administrative	(912,627)	(929,421)
Research and development	(342,602)	(191,739)
Total	(1,255,229)	(1,121,160)

(Loss) from operations	(1,255,229)	(1,121,160)

Other income (expense)
Gain on legal settlement	281,400	-
Total other income (expense)	281,400	-
Total expenses	(973,829)	(1,121,160)

Loss from continuing operations before income tax	(973,829)	(1,121,160)
Income tax	-	-

Net loss	$(973,829)	$(1,121,160)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.04)	$(0.05)

Weighted average shares outstanding (basic and diluted)	22,012,562	22,012,562

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2016 and 2015

			Common Stock	Additional		Total
	Common		Subscription	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	22,012,562	$220	$(270,000)	$30,312,082	$(28,670,530)	$1,371,772
Stock-based compensation	-	-	-	458,463	-	458,463
Loss on stock receivable	-	-	170,000	-	-	170,000
Net loss	-	-	-	-	(1,121,160)	(1,121,160)
Balance at December 31, 2015	22,012,562	$220	$(100,000)	$30,770,545	$(29,791,690)	$879,075
Stock-based compensation	-	-	-	401,298	-	401,298
Loss on stock receivable	-	-	100,000	-	-	100,000
Net loss	-	-	-	-	(973,829)	(973,829)
Balance at December 31, 2016	22,012,562	$220	$-	$31,171,843	$(30,765,519)	$408,108

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Cash flows from operating activities:
Net loss	$(973,829)	$(1,121,160)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	401,298	458,463
Loss on stock receivable	100,000	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	-	(3,500)
(Increase) in accounts receivable	(62,816)	-
(Increase) in prepaid expenses	(52,316)	-
Cash used in operating activities	(587,663)	(666,197)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	170,000
Cash provided by financing activities	-	170,000

Change in cash	(587,663)	(496,197)
Cash - beginning of year	880,639	1,376,836
Cash - end of year	$292,976	$880,639

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.
 Notes to Financial Statements
December 31, 2016

1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., ("EQUR" or the "Company") is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2016, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2016 or 2015.

Accounts Receivable:

Receivable consist primarily of other receivables, which is a balance due from a service provider to the Company. The Company does not need to provides an allowance for doubtful receivables. The allowance for doubtful other receivables was $0 as of December 31, 2016 and 2015 as we believe all of our receivables are fully collectable.

Prepaid Expenses

Prepaid expenses consist primarily of payments made for legal expenses to be earned and expensed during 2017.

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

Fair Value of Financial Instruments:

FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2016 and 2015, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2016 and 2015 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2016
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2016 and 2015, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2016, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

Issuances of Common Stock and Common Stock Receivable in 2016:

During the year ended December 31, 2016, we did not issue any shares of Common Stock. The Company decided to write off its remaining outstanding balance of $100,000 in stock receivable because it was deemed to be uncollectible.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of December 31, 2016 and 2015.

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

During the years ended December 31, 2016 and 2015, we expensed $401,298 and $458,463,respectively, in relation the options granted above.

3. Related Party Transactions

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant's common stock ("Option Shares") at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Ohry SAB Agreement"). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Weiner SAB Agreement"). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the "Sessler SAB Agreement"). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also Note 2 above. We expensed $401,298 and $458,463, respectively, in relation to the option granted.

4. Prepaid Expenses

	December 31
	2016	2015
Legal expenses	$52,316	$-
Total prepaid expenses Net deferred asset	$52,316	$-

5. Taxes

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

We have a current operating loss carry-forward of $3,665,369 resulting in deferred tax assets of $1,282,879. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

		December 31
		2016		2015
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		1,282,879		1,082,493
Less valuation allowance		(1,282,879)		(1,082,493)
Net deferred asset		$-		$-

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

7. Commitments and Contingencies

During 2016, the Company had filed a lawsuit against one of its suppliers for lack of services perfomed. During October 2016, the Company signed with the supplier a confidential settlement agreement. Pursuant to the agreement, the supplier was obligated to pay the Company $281,400, which was paid during October 2016.

8. Subsequent Events

There were no subsequent events following the year ended December, 31, 2016 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Back to Table of Contents

None.

ITEM 9A. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2016 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company's internal control over financial reporting as of December 31, 2016 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and has begun implementation during 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION Back to Table of Contents

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE Back to Table of Contents

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Executive Officer Since
Ohad Goren	46	Chief Executive Officer	06/2014
Gal Peleg	39	Chief Financial Officer	08/2014
Ron Weissberg	58	Chairman	12/2013
Itsik Ben Yesha	64	Chief Technology Officer	06/2014
Dr. Michael Sessler	58	Director	08/2014

Ohad Goren, age 46, Chief Executive Officer. During the past five years, Mr. Goren has served in the following positions: from 2011 through 2013 Mr. Goren served as an advisor to several biot-ech and high-tech startup companies. During 2010 and 2011, Mr. Goren served as CEO of Pollogen Ltd., a private Israeli company engaged in the development, manufacture and marketing of medical aesthetic devices with sales in Europe, North and South America, and major Asian countries. Prior to joining Pollogen Ltd., during 2008 to 2009, Mr. Goren served as a consultant to start-up companies principally in the biotechnology and hi-tech industries. From 2005 through 2008, Mr. Goren was the CEO of Lifewave Ltd., a public Israeli company, where he had responsibility for Lifewave's IPO, overseeing the development of its chronic wound treatment device and Lifewave's regulatory compliance, among other duties. From 1997 to 2005 Mr. Goren served as the Marketing and Sales Manager of the Services Division of Oracle Corp., in Israel. From 1990 to 1997 Mr. Goren served as the Deputy Consul at the Israeli Embassy, Washington, D.C. Mr. Goren received his BA degree and his MBA degree from the University of Maryland, in the U.S.

Gal Peleg, age 39, Chief Financial Officer. On August 21, 2014, the Registrant appointed Mr. Gal Peleg as Chief Financial Officer, replacing Ron Weissberg, the Registrant's Chairman and principal stockholder, who had served as interim CFO since December 27, 2013. Mr. Weissberg will continue to serve as Chairman of the Board of Directors.

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

Ron Weissberg, age 58, Chairman of the Board since December 27, 2013. From December 27, 2013 until June 5, 2014, Mr. Weissberg served as the Registrant's CEO, on which latter date the Board of Directors appointed Ohad Goren as the CEO. In addition, from December 27, 2013 until August 21, 2014, Mr. Weissberg also served as the Registrant's CFO, on which latter date the Board of Directors appointed Mr. Gal Peleg as CFO.

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

Itsik Ben Yesha, age 64, Chief Technology Officer and was a founder and a principal and involved in the Registrant's efforts leading to the negotiations and closing of the above-referenced Patent Purchase Agreement. From 1991 through 2013, Mr. Ben Yesha was the founder and a partner of Hisense Ltd., an Israeli medical device company for respiratory monitoring devices for infants. He previously served as Executive Vice President of Lifewave Ltd. From 1998 to 2003 Mr. Ben Yesha was the Executive Vice President and VPL Division President with Valor Computerized Systems Ltd., a CAD/CAM Software company listed on the Frankfurt Stock Exchange and later acquired by Mentor Graphics (NASDAQ: MENT). From 1979 to 1997, Mr. Ben Yesha served in Tadiran Telecom Group in various rolls, starting as a R&D engineer, designing computerized electronic exchanges (Tadex, Coral), and finally serving as the CFO of Tadiran Wireless Telecom division, bringing it from $0 to $50 million in annual sales within 3 years.

Dr. Michael Sessler, age 58, Director. Dr. During the last 22 years, Dr. Sessler has been actively engaged in business development. From 1992 through 2009, Dr. Sessler was the director of business development for the Electra Consumer Products subsidiary of Elco Group (ELCO), a listed public company on the Tel-Aviv Stock Exchange ("TASE") with total assets in excess of $1.3 billion and net revenues in excess of $1.9 billion in 2013. During his tenure at ELCO, Dr. Sessler also established and managed new ELCO businesses in Europe, Asia, South America and Australia and also served as Senior Vice President of Electra Group until 2009.

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

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its executive officers, directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION Back to Table of Contents

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2016, 2015 and 2014.

					Long Term
		Annual Compensation			Compensation Awards

				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
		Salary	Bonus	Compensation	Award(s)	Options	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Ohad Goren, CEO (1)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
Gal Peleg, CFO (2)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0
Itsik Ben Yesha, CTO (3)	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
	2014	0	0	0	0	0	0

(1) Mr. Goren was appointed CEO in June 2014. (2) Mr. Peleg was appointed CFO in August 2014. (3) Mr. Ben Yesha was appointed CTO in June 2014.

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

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2016 and 2015 by the executive officers named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS Back to Table of Contents

The table below discloses any person (including any "group") who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant's Common Stock securities and the beneficial ownership of Registrant's director and executive officer. As of March 31, 2017, the Registrant had 22,012,562 shares of Common Stock issued and outstanding.

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
(1) Applicable percentage ownership is based on 22,012,562 shares of Common Stock outstanding as of March 31, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of March 31, 2017 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE Back to Table of Contents

Certain Related Party Transactions During the Last Two Fiscal Years

There have been no related party transactions during the last two fiscal years.

Indebtedness of Management

No officer, director or security holder known to us to own of record or beneficially more than 5% of our Common Stock or any member of the immediate family or sharing the household (other than a tenant or employee) of any of the foregoing persons is indebted to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES Back to Table of Contents

The Registrant's Board of Directors has appointed M&K CPAS, PLLC ("MK") as independent public accountant for the fiscal year ended December 31, 2016 and 2015.

Principal Accounting Fees
The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant's annual financial statements for the years ended December 31, 2016 and 2015, and fees billed for other services rendered by MK during those periods.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit fees (1)	$4,000	$3,675
Audit-related fees (2)	---	---
Tax fees (3)	---	---
All other fees	---	---
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

E-Qure Corp.

Date: March 31, 2017	By:	/s/ Ohad Goren
Name:
Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2017	By:	/s/ Gal Paleg
Name: Title: Chief Executive Officer, Principal Accounting and Financial Officer and Director