Form 10-Q
period 2017-03-31
E-Qure Corp.
filed 2017-05-15
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

On May 15, 2017, the Registrant had 22,012,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$67,301	$292,976
Receivable and prepaid expenses	104,882	115,132
Total current assets	172,183	408,108

Total Assets	$172,183	$408,108

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	1,564
Total current liabilities	1,564	1,564

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,012,562 issued and outstanding at March 31, 2017 and December 31, 2016	220	220
Additional paid in capital	31,277,841	31,171,843
Accumulated deficit	(31,107,442)	(30,765,519)
Total stockholders' equity	170,619	406,544
Total Liabilities and Stockholders' Equity	$172,183	$408,108

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For The Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Revenues	$-	$-

Expenses
General and administrative	209,078	251,753
Research and development	132,845	38,448
Total	341,923	290,201

Loss from continuing operations before income taxes	(341,923)	(290,201)
Income tax	-	-
Net loss	$(341,923)	$(290,201)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.02)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	22,012,562	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For The Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(341,923)	$(290,201)
Adjustments required to reconcile net loss to cash used in operating activities:
Option expense	105,998	114,616
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	5,250	-
Increase (decrease) in accounts receivable	5,000	-
Cash provided by (used in) operating activities	(225,675)	(175,585)

Cash flow from financing activities:
Proceeds from sale of common stock	-	-
Cash provided by financing activities	-	-

Change in cash	(225,675)	(175,585)
Cash - beginning of period	292,976	880,639
Cash - end of period	$67,301	$705,054

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.
 Notes to Unaudited Interim Financial Statements
March 31, 2017

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2017
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2017 and December 31, 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At March 31, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In May 2017, the FASB issued Update 2017-09 - Compensation - Stock Compensation (Topic 718): Effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. Early adoption is permitted. This adoption is not expected to have a material impact on our financial position or results of operations.

In February 2017, FASB issued Update 2017-06 - Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan's financial statements. Stakeholders said that the disclosure can be misleading when the plan has a divided interest in the individual investments of the master trust (that is, when the plan has a specific, rather than a proportionate, interest in the master trust). The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trust's balances in each general type of investments. Early adoption is permitted. This adoption is not expected to have a material impact on our financial position or results of operations.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis. On May 15, 2014 the Board approved a 1 for 100 reverse split of the common stock. In conjunction with the reverse split the Company redomiclied from New Jersey to Delaware.

Recent Issuances of Common Stock During the Period ended March 31, 2017:

During the three months ended March 31, 2017, we did neither issue any shares nor receive any stock receivable.

Recent Issuances of Common Stock During the Period ended March 31, 2016:

During the three months ended March 31, 2016, we did neither issue any shares nor receive any stock receivable.

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

During the three months ended March 31, 2017 and the year ended December 31, 2016, we expensed $105,998 and $401,298, respectively, in relation to options granted.

Options
Outstanding at December 31, 2014	-
Granted	750,000
Exercised	-
Outstanding at December 31, 2015	750,000
Granted	-
Exercised	-
Outstanding at December 31, 2016	750,000
Granted	-
Exercised	-
Outstanding at December 31, 2017	750,000

3. Related Party Transactions not Disclosed Elsewhere

During the three months ended March 31, 2017, there were no related party transactions.

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

5. Subsequent Events

There were no subsequent events following the period ended March 31, 2017 through the date the financial statements were issued that would materially affect the financial statements.

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

During the period ended March 31, 2017, the Registrant did not raise any equity and debt capital.

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

Results of Operations during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

We have not generated any revenues during the three month ended March 31, 2017 and 2016. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2017, we incurred a net loss from operations of $341,923 due to general and administrative expenses of $209,078 and research and development expenses of $132,845 as compared to a net loss from operation of $290,201 due to general and administrative expenses of $251,753 and research and development expenses of $38,448 in the same period in the prior year.

Our R&D expenses increased by $94,397 or 245% during the three months ended March 31, 2017 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On March 31, 2017, we had total assets of $172,183 consisting of cash of $67,301 and receivables and prepaid expenses of $104,882. On December 31, 2016, we had total assets of $408,108, consisting of $292,976 in cash, $52,316 in prepaid expenses and accounts receivable of $62,816. We had total current liabilities of $1,564 as of March 31, 2017 and December 31, 2016 consisting of accounts payable. We had no long-term liabilities as of March 31, 2017 and December 31, 2016.

We used $225,675 in our operating activities during the three months ended March 31, 2017, which was due to a net loss of $341,923 offset by an increase in accounts receivable of $5,000 and prepaid expenses of $5,250, and stock option expense of $105,998. We used $175,585 in our operating activities during the three months ended March 31, 2016, which was due to a net loss of $290,201 offset by option expenses of $114,616.

We financed our negative cash flow from operations during the three months ended March 31, 2017 and 2016 through cash.

We had no investing activities during the three months ended March 31, 2017 and 2016.

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

The Company has reported a total accumulated deficit of $31,107,442 as of March 31, 2017 and $30,765,519 as of December 31, 2016.

As of March 31, 2017, the Company had $67,301 cash on hand and had positive working capital of $170,619.

We believe that our current cash on hand of $67,301, as of March 31, 2017, may not be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of the third quarter of 2017. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2017. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2017.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1. Description of Business, subheading "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

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

Exh. No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: May 15, 2017	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2017	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: May 15, 2017	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

E-Qure Corp.

Date: May 15, 2017	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director