Form 10-Q
period 2017-06-30
E-Qure Corp.
filed 2017-08-18
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On August 17, 2017, the Registrant had 22,237,745 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At June 30, 2017 (Unaudited) and December 31, 2016

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$7,620	$292,976
Other assets and prepaid expenses	99,632	115,132
Total current assets	107,252	408,108

Total Assets	$107,252	$408,108

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$47,194	$1,564
Loan from shareholder	57,172	-
Total current liabilities	104,366	1,564

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,237,745 issued and outstanding at June 30, 2017 and 22,012,562 at December 31, 2016	222	220
Additional paid in capital	31,318,144	31,171,843
Stock payable	21,000	-
Accumulated deficit	(31,336,480)	(30,765,519)
Total stockholders' equity	2,886	406,544
Total Liabilities and Stockholders' Equity	$107,252	$408,108

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For The Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$-	$-	$-	$-

Expenses
General and administrative	189,751	197,634	398,829	449,387
Research and development	39,287	7,309	172,132	45,757
Total	229,038	204,943	570,961	495,144

Loss from continuing operations before income taxes	(229,038)	(204,943)	(570,961)	(495,144)
Income tax	-	-	-	-
Net loss	$(229,038)	$(204,943)	$(570,961)	$(495,144)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	22,188,111	22,012,562	22,100,822	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For The Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(570,961)	$(495,144)
Adjustments required to reconcile net loss to cash used in operating activities:
Stock-based compensation	107,176	229,231
Shares for services	60,127	-
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	5,000	-
Increase (decrease) in accounts payable and accrued expenses	56,130	15,365
Cash provided by (used in) operating activities	(342,528)	(250,548)

Cash flow from financing activities:
Proceeds from shareholder loan	57,172	-
Cash provided by financing activities	57,172	-

Change in cash	(285,356)	(250,548)
Cash - beginning of period	292,976	880,639
Cash - end of period	$7,620	$630,091

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.
 Notes to Unaudited Interim Financial Statements
June 30, 2017

1. The Company and Significant Accounting Policies

Organizational Background

E-Qure Corp. ("EQURE" or the "Company") is a Delaware corporation with offices in Israel. E-QURE CORP. ("EQURE") owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2017
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2017 and December 31, 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis.

Recent Issuances of Common Stock During the Period ended June 30, 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 using the share price on the date of grant to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Recent Issuances of Common Stock During the Period ended June 30, 2016:

During the six months ended June 30, 2016, we did neither issue any shares nor receive any stock receivable.

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

During the six months ended June 30, 2017 and the year ended December 31, 2016, we expensed $107,176 and $501,298, respectively, in relation to options granted. As of June 30, 2017, the options below are fully vested.

Options
Outstanding at December 31, 2014	-
Granted	750,000
Exercised	-
Outstanding at December 31, 2015	750,000
Granted	-
Exercised	-
Outstanding at December 31, 2016	750,000
Granted	-
Exercised	-
Outstanding at June 30, 2017	750,000

3. Related Party Transactions

During the six months ended June 30, 2017, we received a loan of $57,172 from the chairman of the board to help finance the Company. The imputed interest on the loan is 10% and the principal and accrued interest is due on demand. As of June 30, 2017 and December 31, 2016, no interest were due.

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

4. Prepaid Expense and Other Receivables

As of June 30, 2017, the Company has $41,816 in prepaid expenses representing prepaid legal services to legal consultant pursuant to an arrangement with the Company's legal consultant, of which $35,250 in legal services have been provided subsequent to June 30, 2017.

As of June 30, 2017, the Company has $57,816 in Other Receivables from the Company's legal consultant, of which approximately $6,500 has been paid to or for the benefit of the Company subsequent to June 30, 2017.

5. Going Concern

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

6. Subsequent Events

There were no subsequent events following the period ended June 30, 2017 through the date the financial statements were issued that would materially affect the financial statements.

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

During the three months ended June 30, 2017, we received a loan of $57,172 from the chairman of the board to help finance the Company. The imputed interest on the loan is 10% and principal and accrued interest is due on demand.

Recent Developments

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

Results of Operations during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016

We have not generated any revenues during the three months ended June 30, 2017 and 2016. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended June 30, 2017, we incurred a net loss from operations of $229,038 due to general and administrative expenses of $189,751 and research and development expenses of $39,287 as compared to a net loss from operation of $204,943 due to general and administrative expenses of $197,634 and research and development expenses of $7,309 in the same period in the prior year.

Our R&D expenses increased by $31,978 or 537% during the three months ended June 30, 2017 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

Results of Operations during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016

We have not generated any revenues during the six months ended June 30, 2017 and 2016. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six months ended June 30, 2017, we incurred a net loss from operations of $570,961 due to general and administrative expenses of $398,829 and research and development expenses of $172,132 as compared to a net loss from operation of $495,144 due to general and administrative expenses of $449,387 and research and development expenses of $45,757 in the same period in the prior year.

Our R&D expenses increased by $126,375 or 276% during the six months ended June 30, 2017 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On June 30, 2017, we had total assets of $107,252 consisting of cash of $7,620 and receivables and prepaid expenses of $99,632. On December 31, 2016, we had total assets of $408,108, consisting of $292,976 in cash, $52,316 in prepaid expenses and accounts receivable of $62,816. We had total current liabilities of $104,366 as of June 30, 2017 consisting of $47,194 in accounts payable and $57,172 in loan from a related party. We had current liabilities of $1,564 at December 31, 2016 consisting of accounts payable in the same amount. We had no long-term liabilities as of June 30, 2017 and December 31, 2016.

We used $342,528 in our operating activities during the six months ended June 30, 2017, which was due to a net loss of $570,961 offset by non-cash stock compensation of $107,176, shares issued for services valued at $60,127,  an increase in prepaid expenses of $5,000 and an increase increase in accounts payable and accrued expenses $56,130.

We financed our negative cash flow from operations through cash on hand and a $57,172 loan from our chairman.

We used $250,548 in our operating activities during the six months ended June 30, 2016, which was due to a net loss of $495,144 offset by noncash stock compensation of $229,231 and an increase in accounts payable and accrued expenses of $15,365.

We financed our negative cash flow from operations during the six months ended June 30, 2016 through cash on hand.

We had no investing activities during the six months ended June 30, 2017 and 2016.

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

The Company has reported a total accumulated deficit of $31,336,480 as of June 30, 2017 and $30,765,519 as of December 31, 2016.

As of June 30, 2017, the Company had $7,620 cash on hand and had positive working capital of $2,886.

We believe that our current cash on hand of $7,620, as of June 30, 2017, may not be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of the fourth quarter of 2017. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

As of June 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2017. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2017.

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

ITEM 1A. RISK FACTORS  Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1. Description of Business, subheading Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results.

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

Exhibit	Description of Exhibit
31.1	SSection 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: August 17, 2017	By:	/s/ Ohad Goren
Name: Ohad Goren
Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 17, 2017	By:	/s/ Gal Peleg
Name: Gal Peleg
Title: Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

E-Qure Corp.

Date: August 17, 2017	By:	/s/ Ron Weissberg
Name: Ron Weissberg
Title: Chairman

EE-Qure Corp.

Date: August 17, 2017	By:	/s/ Dr. Michael Sessler
Name: Dr. Michael Sessler
Title: Director