Form 10-Q
period 2017-09-30
E-Qure Corp.
filed 2017-11-15
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q
___________________

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 15, 2017, the Registrant had 22,237,745 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

E-QURE CORP.
Balance Sheets
At September 30, 2017 (Unaudited) and December 31, 2016

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$15,653	$292,976
Other assets and prepaid expenses	89,382	115,132
Total current assets	105,035	408,108

Total Assets	$105,035	$408,108

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable - trade	$161,269	$1,564
Notes payable - related party	108,242	-
Total current liabilities	269,511	1,564

Stockholders' equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and
22,237,745 issued and outstanding at September 30, 2017 and 22,012,562 at December 31, 2016	222	220
Additional paid in capital	31,321,131	31,171,843
Stock payable	21,000	-
Accumulated deficit	(31,506,829)	(30,765,519)
Total stockholders' equity (deficit)	(164,476)	406,544
Total Liabilities and Stockholders' Equity (Deficit)	$105,035	$408,108

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.
Statements of Operations
For the Three and Nine Month Periods Ended September 30, 2017 and 2016
(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$-	$-	$-	$-

Expenses
General and administrative	141,155	206,069	539,984	655,456
Research and development	26,207	133,333	198,339	179,090
Total	167,362	339,402	738,323	834,546

(Loss) from operations	(167,362)	(339,402)	(738,323)	(834,546)
Income tax	-	-	-	-

Other expenses:
Interest expense	(2,987)	-	(2,987)	-
Total other expenses	(2,987)	-	(2,987)	-

Net loss	$(170,349)	$(339,402)	$(741,310)	$(834,546)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding (basic and diluted)	22,411,263	22,012,562	22,146,903	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net loss	$(741,310)	$(834,546)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	107,176	345,107
Shares for services	60,127	-
Imputed interest	2,987	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	20,750	-
(Increase) decrease in accounts receivable	5,000	-
Increase (decrease) in accounts payable and accrued expenses	159,705	45,360
Cash used in operating activities	(385,565)	(444,079)

Cash flow from financing activities:
Proceeds from notes payable - related parties	108,242	-
Cash provided by financing activities	108,242	-

Change in cash	(277,323)	(444,079)
Cash - beginning of period	292,976	880,639
Cash - end of period	$15,653	$436,560

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Notes to Unaudited Financial Statements
September 30, 2017

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2017 and December 31, 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2017
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the periods ended September 30, 2017 and December 31, 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-month periods ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The Financial Statements do not include some information and notes necessary to conform to annual reporting requirements.

2. Stockholders' Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote per share basis.

Recent Issuances of Common Stock During the Period ended September 30, 2017:

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

Recent Issuances of Common Stock During the Period ended September 30, 2016:

During the nine months ended September 30, 2016, we did neither issue any shares nor receive any stock receivable.

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

During the nine months ended September 30, 2017 and the year ended December 31, 2016, we expensed $107,176 and $859,761, respectively, in relation to options granted. As of September 30, 2017, the options below are fully vested.

Options
Outstanding at December 31, 2014	-
Granted	750,000
Exercised	-
Outstanding at December 31, 2015	750,000
Granted	-
Exercised	-
Outstanding at December 31, 2016	750,000
Granted	-
Exercised	-
Outstanding at September 30, 2017	750,000

3. Related Party Transactions

During the nine months ended September 30, 2017, we received a loan of $57,172 from the chairman of the board to help finance the Company. The imputed interest on the loan is 10% and the principal and accrued interest is due on demand. As of September 30, 2017 and December 31, 2016, the Company recorded $2,287 and $0, respectively, in imputed interest which is included under additional paid-in capital.

During the nine months ended September 30, 2017, we received two loans from two directors totaling $51,070 to provide working capital for the Company. The imputed interest on the loan is 10% and the principal and accrued interest is due on demand. As of September 30, 2017 and December 31, 2016, the Company recorded $700 and $0, respectively, in imputed interest which is included under additional paid-in capital.

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

4. Prepaid Expense and Other Receivables

As of September 30, 2017, the Company has $31,566 in prepaid expenses representing prepaid legal services to legal consultant pursuant to an arrangement with the Company's legal consultant, of which $5,250 in legal services have been provided subsequent to September 30, 2017.

As of September 30, 2017, the Company has $57,816 in Other Receivables from the Company's legal consultant, of which approximately $6,500 has been paid to or for the benefit of the Company subsequent to September 30, 2017.

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

6. Subsequent Events

 There were no subsequent events following the period ended September 30, 2017 through the date the financial statements were issued that would materially affect the financial statements.

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

During the three months ended September 30, 2017, we received a loan of $51,070 from the chairman of the board to help finance the Company. The imputed interest on the loan is 10% and principal and accrued interest is due on demand.

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

Results of Operations during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016

We have not generated any revenues during the three month ended September 30, 2017 and 2016. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2017, we incurred a net loss from operations of $167,362 due to general and administrative expenses of $141,155 and research and development expenses of $26,207 as compared to a net loss from operation of $339,402 due to general and administrative expenses of $206,069 and research and development expenses of $133,333 in the same period in the prior year.

Our R&D expenses decreased by $107,126 or 80% during the three months ended September 30, 2017 as compared to the prior year mainly due to decreases expenses related to FDA approval for our BST device.

During the three months ended September 30, 2017 and 2016, we incurred interest expense of $2,987 and $0, respectively.

Results of Operations during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

We have not generated any revenues during the nine month ended September 30, 2017 and 2016. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2017, we incurred a net loss from operations of $738,323 due to general and administrative expenses of $539,984 and research and development expenses of $198,339 as compared to a net loss from operations of $834,546 due to general and administrative expenses of $655,456 and research and development expenses of $179,090 in the same period in the prior year.

Our R&D expenses increased by $19,249 or 11% during the nine months ended September 30, 2017 as compared to the prior year mainly due to expenses related to FDA approval for our BST device.

During the nine months ended September 30, 2017 and 2016, we incurred interest expense of $2,987 and $0, respectively.

Liquidity, Capital Resources and Strategy

On September 30, 2017, we had total assets of $105,035 consisting of cash of $15,653 and other assets and prepaid expenses of $89,382. On December 31, 2016, we had total assets of $408,108, consisting of $292,976 in cash, $52,316 in prepaid expenses and accounts receivable of $62,816. We had total current liabilities of $269,511 as of September 30, 2017 consisting of $161,269 in accounts payable and $108,242 in notes payable to related party. We had current liabilities of $1,564 at December 31, 2016 consisting of accounts payable in the same amount. We had no long-term liabilities as of September 30, 2017 and December 31, 2016.

We financed our negative cash flow from operations through cash on hand and $108,242 in loans from our chairman and two directors.

We used $385,565 in our operating activities during the nine months ended September 30, 2017, which was due to a net loss of $741,176 offset by stock-based compensation of $107,176, shares issued for services valued at $60,127, imputed interest of $2,987, a decrease in prepaid expenses of $20,750, a decrease in accounts receivable of $5,000 and an increase in accounts payable and accrued expenses of $159,705. We used $444,079 in our operating activities during the nine months ended September 30, 2016, which was due to a net loss of $834,546 offset by option expenses of $345,107 and an increase in accounts payable and accrued expenses of $45,360.

We financed our negative cash flow from operations during the nine months ended September 30, 2017 through a related party loans from our Chairman and two directors and cash on hand and during the nine months ended September 30, 2016 through cash on hand.

We had no investing activities during the nine months ended September 30, 2017 and 2016.

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

The Company has reported a total accumulated deficit of $31,506,829 as of September 30, 2017 and $30,765,519 as of December 31, 2016.

As of September 30, 2017, the Company had $15,653 cash on hand and had negative working capital of $164,476.

We believe that our current cash on hand of $15,653, as of September 30, 2017, may not be sufficient to meet our operating requirements throughout the ensuing twelve month period. If we are unable to manage our working capital requirements with funding received from our most recent equity capital raise, we may require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy its ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of the second quarter of 2018. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

As of September 30, 2017, the Company's chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2017. Management has identified corrective actions to address the weaknesses and plans to implement them during the fourth quarter of 2017.

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
Date: November 15, 2017

By: /s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 15, 2017