Form 10-K
period 2017-12-31
E-Qure Corp.
filed 2018-04-17
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 0-54862

E-QURE CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (972) 8 916-7333

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2017, the aggregate market value of the 6,295,624 common stock held by non-affiliates of the Registrant was approximately $3,113,284 based $0.14 per share, the last trade of the Registrants common stock on June 30, 2017. On April 16, 2018, the Registrant had 22,237,562 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

Cautionary Statement regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant has based these forward-looking statements on its current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Registrant that may cause its actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this Annual Report on Form 10-K and in the Registrant’s other Securities and Exchange Commission filings.

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

Our Business

In January 2014, Mr. Weissberg negotiated with Lifewave Ltd., a public company organized under the laws of the State of Israel, for the purpose of acquiring certain of Lifewave’s IP assets pertaining to a wound healing device. The Registrant signed a patent purchase agreement with Lifewave on January 6, 2014 (the “Agreement”), the closing of which was subject to several material conditions, including our ability of raising equity capital sufficient to develop and commercially exploit the technology.

On June 4, 2014, we completed the purchase of all right, title and interest to certain IP assets, including rights to a wound treatment device. The IP assets, including the wound healing device, acquired by the Registrant are designed for wound treatment incorporating Bioelectrical Signal Therapy (“BST Device”). The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

Pursuant to the Agreement, the Registrant has agreed to pay Lifewave a royalty of from 10% to 20% of the profits (as defined in the Agreement) generated from the BST Device.

In June 2014, the Registrant entered into an agreement with the Austen BioInnovation Institute in Akron (“ABIA” or the “Institute”), for the purpose of bringing our BST Device to the U.S. market.

The Company’s management selected ABIA’s Product Innovation and Commercialization Division, which has significant expertise in wound healing, clinical trial development, and regulatory operations, to spearhead its pre-market clinical trial program, which is necessary to apply for regulatory approval from the United States Food and Drug Administration (“FDA”) to distribute the BST Device in the United States. As part of the Institute’s fully integrated regulatory and device development service Offerings, ABIA will prepare on behalf of the Company an application to obtain FDA approval. The initial trial will include 70 patients in a double-arm, randomized, multi-center study to assess the safety and efficacy of the BST Device in patients with Stage II and III pressure and venous stasis ulcers; and submit data to the FDA to obtain approval.

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely effect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA’s regulatory staff, to serve as the Registrant’s FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

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

There are a number of potential obstacles the Company might face, including the following:

● We may not be able to raise sufficient additional funds that we may need to complete the all requisite clinical trials.
● Competitors may develop alternatives that render BST Device redundant or unnecessary.

● We may not have a sufficient and/or sustainable intellectual property position.

● Our device may be shown to have harmful side effects/characteristics that indicate it is unlikely to be safe and effective.

● Our device may not receive FDA regulatory approval.

● Even if our device receives regulatory approval, it may not be accepted by patients, the medical community or third-party payers.

Effective October 15, 2014, through our wholly-owned Israeli subsidiary, ESQURE, we entered into an Asset Purchase Agreement with Michael Cohen. We purchased all of Mr. Cohan’s assets (the “Seller’s Assets”) related to our BST Device for 875,000 restricted shares of common stock valued at $350,000. The Seller’s Assets settled a subscription receivable under a previous subscription agreement for the same number of shares.

Pursuant to the terms of the Asset Purchase Agreement, we purchased all of Seller’s assets (the “Seller’s Assets”) related to our BST Device as follows:

(i) medical research data held by Seller’s research partners, distributors and marketing advisors in Israel and elsewhere;

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

(vi) the Main Server of Lifewave which holds all manufacturing, marketing and other material related to the Registrant’s BST Device; and

(vii) Injection molds for the manufacture of the Registrant’s BST Device plastic parts.

On December 28, 2014, the Registrant entered into a preliminary distribution agreement with Rubifarm S.A., an entity organized under the laws of Argentina (“Rubifarm”), which agreement is subject to approval by the regulatory authorities of Argentina. At the date of regulatory approval, which is anticipated during the 4th quarter of 2015, a definitive agreement will be executed and filed with the SEC. The agreement contemplates that Rubifarm will be granted exclusive distribution rights for the BST Device™ in Argentina for an initial term of 5 years subject to Rubifarm meeting a minimum purchase quota of $1.5 million during the initial 5-year term in order to retain its exclusivity.

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the “Distribution Agreement”) with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel (“Chemipal”). Chemipal has been actively engaged in the distribution of medical products in Israel since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the Registrant’s medical device for the treatment of chronic wounds (the “BST Device™”) and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term. The Chemipal agreement further provides as follows:

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

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA stating that it had sustained financial difficulties and key personnel losses that would adversely a ffect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement.

In May 2016, the Company commenced legal action against ABIA in the Supreme Court of the State of New York, New York County alleging the breach of contract against ABIA of the Clinical Trial Agreement dated June 5, 2014 (the “CTA”) based upon, among other reasons: (i) the failure of ABIA to commit sufficient personnel to the Company’s BST device project; (ii) misrepresenting the ability of its staff to perform its obligations under the CTA; (iii) failing to provide the FDA with adequate evidence to support the IDE applications and providing incorrect responses to the FDA; and (v) misappropriating the Company’s funds for use on other ABIA projects and expenses rather than in fulfillment of its contract obligations. The Lawsuit seeks approximately $475,000 in actual damages, representing the fees paid by the Company to ABIA, loss of profits in an amount not less than $3 million and reasonable attorneys’ fees and costs and expenses. During October 2016, the Company signed settlement agreement with ABIA in the amount of $300,000 and subsequently received $281,400.

The Company engaged IMARC Research Inc. to provide a broad range of services related to its BST Device and the FDA application process. On October 14, 2016, the Company received notification from FDA that it has granted conditional approval to the IDE application, authorizing us to commence a clinical investigation of our BST Device for wound healing. We are dependent upon the success of our FDA application for us to be able to market our BST Device in the U.S.

On July 18, 2016, the Company received the CE Certificate of Conformity and the ISO 13485 Certification. The CE Certification for our BST Wound Healing Device is a declaration that it complies with the requirements of the EU related to health, safety and environmental protections and acknowledges that the BST Device may be legally marketed in the EU. As a result, we are prepared to commence manufacturing and marketing for our BST Device in Europe as well as other non-European countries that accept the CE Certification. The ISO is the International Organization for Standardization, and represents that the company’s quality systems and procedures satisfies the requirements for a comprehensive quality management for the design and manufacture of medical devices.

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

On January 8, 2017, the Registrant entered into a five-year distribution agreement (the “Distribution Agreement”) with TekMedica SAS, organized under the laws of Colombia (“TekMedica” or the “Distributor”). Pursuant to the Distribution Agreement, the Registrant granted TekMedica the exclusive rights to distribute the Registrant’s medical device for the treatment of chronic wounds (the “BST Device™”) and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Colombia (the “Territory”). The Distribution Agreement provides that Registrant will provide Distributor with supplies of the BST Devicee and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The Distributor will make an initial advance payment to be applied against the first year’s quota together with an initial order supported by a Letter of Credit with subsequent orders as part of the quota, as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The Distributor will be responsible for securing any product certification, permit, license or approval that may be required in the Territory for the marketing, sale, sublicensing and delivery and use of the BST Devise and Products in the Territory.

On February 20, 2017, the Registrant received the official certification from the Israeli Ministry of Health authorizing the use of the Registrant’s BST Device in Israel. The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers down to complete closure and/or cure.

We are a start-up company and we may require additional capital to implement our business and fund our operations. See “Management’s Discussion and Analysis” on page 60.

The Company’s principal executive office and mailing address is 20 West 64th Street, Suite 39G, New York, NY 10023. Our telephone number is (972) 54 427777.

Electrical Stimulation To Accelerate Wound Healing

The human cell is, in essence, an electrical unit. Human cells are enveloped by a plasma membrane that operates on the electrochemical physiology principle (the principal of the electrical properties of biological cells and tissues) of direct current exchange of ions. Injury to the outermost layer or epithelial layer of the human skin disrupts the body’s naturally occurring electrical current therefore creating an electrical field. This electrical field guides the epithelial cell migration during wound healing. Electrical stimulation has shown enhanced movement of epithelial cells through the application of electrical fields. Movement of epithelial cells does not occur in a linear fashion; rather, the cells migrate approximately along the electrical field. Epithelial cells have the ability to change direction in response to electrical fields. If the polarity of the electrical field is changed, a reversal of movement of the epithelial cell can be observed. Epithelial cells cultured in the presence of an electrical field demonstrate an increase in the extent of cell movement. Under the impact of direct electrical current, endothelial cell orientation may be observed as early as 4 hours after the onset of an electrical field. Electrical stimulation is believed to restart or accelerate chronic wound healing by imitating the natural electrical current that occurs in injured skin and which is absent around chronic wounds.

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

The BST Device is a standalone and easy-to-operate Device for adjunctive therapy in wound healing. The Device is able to automatically adjust the electric pulse amplitude based on a patient’s impedance reading. It has a built-in, pre-programmed timer to stop treatment after a 30 minute session. We believe that our BST Device represents a cost-effective wound healing method that can reduce hospitalization time and therefore reduce treatment costs.

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

Competition

Our principal competition in the chronic wound care market are expected to be the wound care products manufactured by Kinetic Concepts, Inc. (“KCI”) and Smith & Nephew. KCI is considered market leader and, we believe, commands a market share of approximately 21% in the United States. Smith & Nephew’s U.S. market share is believed to be approximately 19% based on revenues. Other significant competitors are ConvaTec, Johnson & Johnson and 3M, al manufacturers of wound healing devices.

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

We believe that the following treatments or therapies represent alternatives or complementary treatments and/or therapies to our BST device:

Hyperbaric oxygen therapy (“HBOT”):Hyperbaric oxygen therapy is a medical treatment that utilizes pressurized oxygen to heal wounds. The treatment is administered by placing a patient in a comfortable pressure chamber that circulates oxygen at two to three times the atmospheric pressure rate. The HBOT method is not specifically designed for chronic wounds and the treatment process is both very long and very expensive. HBOT treatments typically last 90-120 minutes and are administered 1-2 times a daily for a period of 5 to 6 days a week. The length of treatment depends on the wound’s severity, with some patients requiring 20-40 treatments. There are many companies that offer HBOT treatment in clinics as a direct service to patients.

Vacuum-assisted closure (“V.A.C.”) method: The V.A.C. method is designed for the treatment of acute care setting, serious trauma wounds, failed surgical closures, amputations, and serious pressure ulcers. The leading V.A.C. product was launched in 1995 by KCI, a major global medical technology company. We believe that the V.A.C. method is very expensive, painful and inconvenient, since the patient needs to be connected to the device 22 hours a day.

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

Patents, Trademarks, and Copyrights

We have a list of all pending and granted patents to date attached as exhibit 10.9 to our S-1 Registration Statement as filed with the Company’s S-1 on September 6, 2014. To the extent that we determine that additional intellectual property (“IP”) protection may be necessary, we plan to secure such protection by applying for additional patents, trademarks or copyrights related to our business and IP, as we deem necessary.

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

False Claims Act: The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements for reimbursement and payment to the United States government or state government. Such requirements would apply to the hospitals to which we provide our Device related to wound care treatment services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such, “whistleblower” lawsuits, also known as “qui tam” actions, are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action. As a result, health care providers subject to qui tam actions are often unaware of the lawsuit until the government has made its determination whether to intervene, or not, at which time the seal is lifted. The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim. Under legislation passed in 2009, those who bill third parties are now obligated to discover and disclose any overpayments received or be subject to False Claims Act penalties as well

Fraud and Abuse Laws: Since a significant portion of reimbursement for healthcare products and services are currently paid through reimbursements under Medicare, Medicaid or similar programs, the federal government and many states have adopted statutes and regulations that address fraudulent and/or abusive behavior in connection with such programs.

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

ITEM 1A. RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the market in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects”, “anticipates”, “targets”, “goals”, “projects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements.

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

We Have Limited Operating History And Face Many Of The Risks And Difficulties Frequently Encountered By Start-Up Companies.

In January 2014, the Company acquiring certain patents pertaining to a wound healing device. The Company’s new plan of operation has not yet generated any revenues. We have no operation history as a medical device company upon which an evaluation of the Company and its prospects could be based. There can be no assurance that management of the Company will be successful in commercially exploiting our wound healing device and implementing the corporate infrastructure to support its new operations so that the Company will generate sufficient revenues to meet its expenses or to achieve or maintain profitability.

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

We have engaged a third party to conduct clinical trials and we reasonably expect trial results in 2018. Clinical testing may be expected to take a significant amount of time, is expensive and carries uncertain outcomes. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

● the FDA, institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

● patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;

● patients or investigators do not comply with study protocols;

● patients do not return for post-treatment follow-up at the expected rate;

● patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our product causing a clinical trial study to be put on hold;

●sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

● difficulties or delays associated with establishing additional clinical sites;

● third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or act in ways inconsistent with the investigator agreement, clinical study protocol, good clinical practices, and other FDA and Institutional Review Board requirements;

●third-party entities do not perform data collection and analysis in a timely or accurate manner;

● regulatory inspections of our clinical studies require us to undertake corrective action or suspend or terminate our clinical studies;

● changes in federal, state, or foreign governmental statutes, regulations or policies;

● interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy; or

● the study design is inadequate to demonstrate safety and efficacy.

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

Our success depends in large part on our ability to secure and maintain effective patent protection for our product in the United States and internationally. We have acquired patents that have been granted as well as patents pending and expect to continue to file patent applications for various aspects of our device technology. However, we face the risks that:

● we may fail to secure necessary patents on our patents pending prior to or after obtaining regulatory clearances, thereby permitting competitors to market competing products; and

● our already-granted patents may be re-examined, invalidated or not extended.

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

The Company will be dependent on its key executives, Ohad Goren and Itsik Ben Yesha, our CEO and CTO, respectively, for the foreseeable future. The loss of the services from either one could have a material adverse effect on the operations and prospects of the Company. They are expected to handle all aspects of our medical device business and manage our operations. Their responsibilities include developing business arrangements, directing the development of the Company’s technology and IP, overseeing technical aspects of our business, regulations and formulating strategies and materials to be used during our presentations and meetings. At this time, the Company does not have an employment agreement with either Mr. Goren or Ben Yesha, though the Company may enter into such an agreement with Mr. Goren, its CEO and Mr. Ben Yesha, its CTO, on terms and conditions usual and customary in our industry. The Company does not currently have “key man” life insurance on neither Mr. Goren, Mr. Ben Yesha nor on Mr. Ron Weissberg, our Chairman and control shareholder.

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

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

● have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

● submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

● obtain shareholder approval of any golden parachute payments not previously approved; and

● disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of April 16, 2018, we have 22,237,562 shares of Common Stock outstanding of which 15,921,328 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see “Shares Eligible for Future Sale.”

If holders of restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock.

You Will Experience Dilution Of Your Ownership Interest Because Of The Future Issuance Of Additional Shares Of Our Common Stock Or Our Preferred Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 22,237,562 are currently outstanding.

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

It is the present intention of management after the active commencement of operations in to seek coverage and publication of information regarding the Company in an accepted publication manual, which permits a manual exemption. The manual exemption permits a security to be distributed in a particular state without being registered if the Registrant issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuer’s officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.

Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2017, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

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

ITEM 3. LEGAL PROCEEDING

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTER

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

	Fiscal 2017		Fiscal 2016		Fiscal 2015
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.51	$0.10	$0.10	$0.10	$1.75	$0.40
Second Quarter ended June 30	$0.23	$0.10	$0.10	$0.10	$0.46	$0.11
Third Quarter ended September 30	$0.15	$0.05	$0.12	$0.12	$0.51	$0.15
Fourth Quarter ended December 31	$0.08	$0.04	$0.13	$0.13	$0.32	$0.11

Holders of Capital Stock

We have 223 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Rule 144 Shares

As of the date of this annual report, there were 477,762,255 shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Stock Option Grants

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter.

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2017 and 2016.

Sale of Unregistered Securities

Issuances of Common Stock and Common Stock Receivable in 2015:

During the three months ended March 31, 2015, we received $70,000 in stock receivable. During the three months ended June 30, 2015, we received $100,000 in stock receivable.

Issuances of Common Stock in 2016:

During the year ended December 31, 2016, we did not issue any restricted stock.

Issuances of Common Stock and Common Stock Receivable in 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Penny Stock Considerations

Our Common Stock will be deemed to be “penny stock” as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $100,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

● Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

● Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

● Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks; and

● Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

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

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

Plan of Operations

In January 2014, Mr. Weissberg negotiated with Lifewave Ltd., a public company organized under the laws of the State of Israel, for the purpose of acquiring certain of Lifewave’s IP assets pertaining to a wound healing device. The Registrant signed a patent purchase agreement with Lifewave on January 6, 2014 (the “Agreement”), the closing of which was subject to several material conditions, including our ability of raising equity capital sufficient to develop and commercially exploit the technology.

On June 4, 2014, we completed the purchase of all right, title and interest to certain IP assets, including rights to a wound treatment device. The IP assets, including the wound healing device, acquired by the Registrant are designed for wound treatment incorporating Bioelectrical Signal Therapy (“BST Device”). The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

Pursuant to the Agreement, the Registrant has agreed to pay Lifewave a royalty of from 10% to 20% of the profits (as defined in the Agreement) generated from the BST Device.

In June 2014, the Registrant entered into an agreement with the Austen BioInnovation Institute in Akron (“ABIA” or the “Institute”), for the purpose of bringing our BST Device to the U.S. market.

The Company’s management selected ABIA’s Product Innovation and Commercialization Division, which has significant expertise in wound healing, clinical trial development, and regulatory operations, to spearhead its pre-market clinical trial program, which is necessary to apply for regulatory approval from the United States Food and Drug Administration (“FDA”) to distribute the BST Device in the United States. As part of the Institute’s fully integrated regulatory and device development service Offerings, ABIA will prepare on behalf of the Company an application to obtain FDA approval. The initial trial will include 70 patients in a double-arm, randomized, multi-center study to assess the safety and efficacy of the BST Device in patients with Stage II and III pressure and venous stasis ulcers; and submit data to the FDA to obtain approval.

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely effect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA’s regulatory staff, to serve as the Registrant’s FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

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

There are a number of potential obstacles the Company might face, including the following:

● We may not be able to raise additional funds we may need to complete the clinical trials.

● Competitors may develop alternatives that render BST Device redundant or unnecessary.

● We may not have a sufficient and sustainable intellectual property position.

● Our device may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe and effective.

● Our device may not receive regulatory approval.

● Even if our device receives regulatory approval, it may not be accepted by patients, the medical community or third-party payers.

During the year ended December 31, 2017, the Registrant did not raise any equity and debt capital.

Recent Developments

Effective October 15, 2014, through our wholly-owned Israeli subsidiary, ESQURE, we entered into an Asset Purchase Agreement with Michael Cohen. We purchased all of Mr. Cohan’s assets (the “Seller’s Assets”) related to our BST Device for 875,000 restricted shares of common stock valued at $350,000. The Seller’s Assets settled a subscription receivable under a previous subscription agreement for the same number of shares. Pursuant to the terms of the Asset Purchase Agreement, we purchased all of Seller’s Assets related to our BST Device.

On December 28, 2014, the Registrant entered into a preliminary distribution agreement with Rubifarm S.A., an entity organized under the laws of Argentina (“Rubifarm”), which agreement is subject to approval by the regulatory authorities of Argentina. At the date of regulatory approval, which is anticipated during the 4th quarter of 2015, a definitive agreement will be executed and filed with the SEC. The agreement contemplates that Rubifarm will be granted exclusive distribution rights for the BST Device™ in Argentina for an initial term of 5 years subject to Rubifarm meeting a minimum purchase quota of $1.5 million during the initial 5-year term in order to retain its exclusivity.

On July 30, 2015, the Company reported that it entered into an exclusive distribution agreement (the “Distribution Agreement”) with Chemipal Ltd, a closely-held Tel-Aviv Stock Exchange listed company organized under the laws of the State of Israel (“Chemipal”). Chemipal has been actively engaged in the distribution of medical products in srael since 1941. Under the Distribution Agreement, the Registrant has granted Chemipal exclusive distribution rights to the BST Device and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Israel for an initial 5 year term, subject to Chemipal satisfying a minimum purchase quota of $3 million during the term.

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely effect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA’s regulatory staff, to serve as the Registrant’s FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

In May 2016, the Company commenced legal action against ABIA in the Supreme Court of the State of New York, New York County (the “Lawsuit”). The Lawsuit alleges the breach of contract against ABIA to a Clinical Trial Agreement between the Company and ABIA dated June 5, 2014 (the “CTA”) based upon, among other reasons: (i) the failure of ABIA to commit sufficient personnel to the Company’s BST device project; (ii) misrepresenting the ability of its staff to perform its obligations under the CTA; (iii) failing to provide the FDA with adequate evidence to support the IDE applications and providing incorrect responses to the FDA; and (v) misappropriating the Company’s funds for use on other ABIA projects and expenses rather than in fulfillment of its contract obligations. The Lawsuit seeks approximately $475,000 in actual damages, representing the fees paid by the Company to ABIA, loss of profits in an amount not less than $3 million and reasonable attorneys’ fees and costs and expenses. During October 2016, the Company signed settlement agreement with ABIA on the amount of $300,000.

On July 18, 2016, the Company received the CE Certificate of Conformity and the ISO 13485 Certification. The CE Certification for our BST Wound Healing Device is a declaration that it complies with the requirements of the EU related to health, safety and environmental protections and acknowledges that the BST Device may be legally marketed in the EU. As a result, we are prepared to commence manufacturing and marketing for our BST Device in Europe as well as other non-European countries that accept the CE Certification. The ISO is the International Organization for Standardization, and represents that the company’s quality systems and procedures satisfies the requirements for a comprehensive quality management for the design and manufacture of medical devices.

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

On January 8, 2017, the Registrant entered into a five-year distribution agreement (the “Distribution Agreement”) with TekMedica SAS, organized under the laws of Colombia (“TekMedica” or the “Distributor”). Pursuant to the Distribution Agreement, the Registrant granted TekMedica the exclusive rights to distribute the Registrant’s medical device for the treatment of chronic wounds (the “BST Device™”) and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Colombia (the “Territory”).

The Distribution Agreement provides that Registrant will provide Distributor with supplies of the BST Devicee and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The Distributor will make an initial advance payment to be applied against the first year’s quota together with an initial order supported by a Letter of Credit with subsequent orders as part of the quota, as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The Distributor will be responsible for securing any product certification, permit, license or approval that may be required in the Territory for the marketing, sale, sublicensing and delivery and use of the BST Devise and Products in the Territory.

On February 20, 2017, the Registrant received the official certification from the Israeli Ministry of Health authorizing the use of the Registrant’s BST Device in Israel. The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

Results of Operations during the year ended December 31, 2017 as compared to the year ended December 31, 2016

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2017, we incurred $853,168 in net loss from operations due to general and administrative expenses of $628,717 and research and development expenses of $224,451 as compared to a net loss from operations of $973,829 due to general and administrative expenses of $912,627 and research and development expenses of $342,602 during the year ended December 31, 2016, and other income received of $281,400 due to a gain on legal settlement.

Our net loss from continuing operations during the years 2017 and 2016 were $853,168 and $973,829, respectively. We paid no income tax in 2017 and 2016.

Liquidity, Capital Resources and Strategy

On December 31, 2017, we had total assets of $95,344, consisting of $10,962 in cash, $21,000 in prepaid expenses and other assets of $63,382, as compared to total assets of $408,108 at December 31, 2016. consisting of $292,976 in cash, $62,816 in accounts receivable and $52,316 in prepaid expenses. We had total current liabilities of $367,765 as of December 31, 2017 consisting of $229,714 in accounts payable and accrued salaries to management and $138,051 in loans from shareholders. We had total current liabilities of $1,564 as of December 31, 2016 consisting of accounts payable. We had no long-term liabilities as of December 31, 2017 and 2016.

We used $420,065 in our operating activities during the year 2017, which was due to a net loss of $853,168 offset by stock-based compensation of $167,303, imputed interest of $6,900, an increase in accounts payable and accrued expenses of $228,150, a decrease in accounts receivable of $62,816, an increase in other assets of $63,382 and a decrease of $31,316 in prepaid expenses.

We used $587,663 in our operating activities during the year 2016, which was due to a net loss of $973,829 offset by stock-based compensation of $401,298, a loss on stock receivable of $100,000, an increase in accounts receivable of $62,816 and a decrease in prepaid expenses of $52,316.

We financed our negative cash flow from operations in 2017 through proceeds from borrowings on notes payable of $138,051. We financed our negative cash flow from operations in 2016 through available cash resources.

We had no investing activities during the years ended December 31, 2017 and 2016.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor’s going concern opinion for the years 2017 and 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $853,168 for the year ended December 31, 2017 and $973,829 for the year ended December 31, 2016 and total accumulated deficits of $31,618,687 and $30,765,519 as of December 31, 2017 and 2016, respectively.

The Company had no revenues from operations during the years ended December 31, 2017 and 2016. As of December 31, 2017, the Company had $10,962 cash on hand and had negative working capital of $335,803.

We believe that our current cash on hand of $10,962, as of December 31, 2017, will not be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2017 and 2016, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of E-Qure Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Qure Corp. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX

April 16, 2018

E-QURE CORP.

Balance Sheets

At December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$10,962	$292,976
Receivables	-	62,816
Prepaid expenses	21,000	52,316
Total current assets	31,962	408,108
Other assets	63,382	-
Total Assets	$95,344	$408,108

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Accrued salary	228,150	-
Loan from shareholder	138,051	-
Total current liabilities	367,765	1,564

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding		-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 22,237,562 and 22,012,562 issued and outstanding at December 31, 2017 and 2016, respectively.	222	220
Additional paid in capital	31,325,044	31,171,843
Stock payable	21,000	-
Accumulated deficit	(31,618,687)	(30,765,519)
Total stockholders’ equity (deficit)	(272,421)	406,544
Total Liabilities and Stockholders’ Equity (Deficit)	$95,344	$408,108

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For the Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

Revenues	$-	$-

Expenses
General and administrative	(628,717)	(912,627)
Research and development	(224,451)	(342,602)
Total	(853,168)	(1,255,229)

(Loss) from operations	(853,168)	(1,255,229)

Other income (expense)
Gain on legal settlement	-	281,400
Total other income (expense)	(853,168)	281,400
Total expenses	(853,168)	(973,829)

Loss from continuing operations before income tax	(853,168)	(973,829)
Income tax	-	-

Net loss	$(853,168)	$(973,829)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.04)	$(0.04)

Weighted average shares outstanding (basic and diluted)	22,169,754	22,012,562

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017 and 2016

			Common Stock	Additional			Total Stockholders’
	Common		Subscription	Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Receivable	Deficit	Payable	Deficit	(Deficit)
Balance at December 31, 2015	22,012,562	$220	$(100,000)	$30,770,545	$-	$(29,791,690)	$879,075
Stock-based compensation	-	-	-	401,298		-	401,298
Loss on stock receivable	-	-	100,000	-		-	100,000
Net loss	-	-	-	-	-	(973,829)	(973,829)
Balance at December 31, 2016	22,012,562	$220	$-	$31,171,843	$-	$(30,765,519)	$406,544
Stock-based compensation	-	-	-	107,176	-	-	107,176
Shares for services	225,000	2	-	39,125	21,000	-	60,128
Imputed interest	-	-	-	6,900	-	-	6,900
Net loss	-	-	-	-	-	(853,168)	(853,168)
Balance at December 31, 2017	22,237,562	$222	$-	$31,325,044	$21,000	$(31,618,687)	$(272,421)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Years Ended December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net loss	$(853,168)	$(973,829)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	167,303	401,298
Imputed interest	6,900	-
Loss on stock receivable	-	100,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	228,150	-
(Increase) decrease in accounts receivable	62,618	(62,816)
(Increase) decrease in other assets	(63,382)	-
(Increase) decrease in prepaid expenses	31,316	(52,316)
Cash used in operating activities	(420,065)	(587,663)

Cash flow from financing activities:
Proceeds from borrowings of debt	138,051	-
Cash provided by financing activities	138,051	-

Change in cash	(282,014)	(587,663)
Cash - beginning of year	292,976	880,639
Cash - end of year	$10,962	$292,976

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.

Notes to Financial Statements

December 31, 2017

1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., (“EQUR” or the “Company”) is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2017 or 2016.

Accounts Receivable:

Receivable consist primarily of other receivables, which is a balance due from a service provider to the Company. The Company does not need to provide an allowance for doubtful receivables. The allowance for doubtful other receivables was $0 as of December 31, 2017 and 2016.

Prepaid Expenses

Prepaid expenses consist primarily of payments made for legal expenses to be earned and expensed during the following fiscal year.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2017 and 2016, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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
The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2017 and 2016 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2017

		Quoted Prices in Active	Significant
		Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2016

		Quoted Prices in Active	Significant
		Markets for Identical Assets	Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2017 and 2016, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2017, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

In February 2017, FASB issued Update 2017-06 - Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, the amendments in this Update require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements. Stakeholders said that the disclosure can be misleading when the plan has a divided interest in the individual investments of the master trust (that is, when the plan has a specific, rather than a proportionate, interest in the master trust). The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trust’s balances in each general type of investments. Early adoption is permitted. This adoption is not expected to have a material impact on our financial position or results of operations.

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the twelve-month periods ended December 31, 2017 and 2016. All such adjustments are of a normal recurring nature.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders’ Equity

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

Issuances of Common Stock in 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of December 31, 2017 and 2016.

Stock Options

On January 1, 2015, the Company authorized the adoption of the 2015 Employee Incentive Plan.

Stock Option Grants

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter.

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

During the years ended December 31, 2017 and 2016, we expensed $107,176 and $401,298,respectively, in relation the options granted above.

3. Notes Payable

During the year ended December 31, 2017, the Company issued three notes for a total of $138,051, two of which were issued to related parties. The notes are due on demand and bear no interest rate. As such, the imputed interest is calculated and included under additional paid-in capital. As of December 31, 2017, the Company has recorded $6,900 in imputed interest.

	December 31, 2017	December 31, 2016
Roni Weisberg, Chairman	$57,172	-
Itsik Ben Yesha, CTO	$44,005	-
Michael Cohen	$36,874	-

4. Other Assets

As of December 31, 2017 and 2016, the Company recorded $63,382 and $0, respectively, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also Note 2 above. We expensed $107,176 and $401,298, respectively, in relation to the option granted.

As of December 31, 2017 and 2016, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014. As of December 31, 2017 and 2016, we had accrued salaries of $228,150 and $0, respectively, due to three of our officers.

6. Prepaid Expenses

As of December 31, 2017 and 2016, the Company had $21,000 and $52,316 in prepaid expenses representing prepaid securities compliance services pursuant to an arrangement with the Company’s securities compliance services provider.

	December 31
	2017	2016
Legal expenses	$21,000	$52,316
Total prepaid expenses	$21,000	$52,316

7. Taxes

We have adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management’s estimate of the probability of the realization of these tax benefits. Our net operating loss carryovers incurred prior to 2008 considered available to reduce future income taxes were reduced or eliminated through our recent change of control (I.R.C. Section 382(a)) and the continuity of business limitation of I.R.C. Section 382(c).

We have a current operating loss carry-forward of $2,028,871 resulting in deferred tax assets of $710,105. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31
	2017	2016
Individual components giving rise to the deferred tax assets are as follows:	$	$
Future tax benefit arising from net operating loss carryovers	710,105	1,282,879
Less valuation allowance	(710,105)	(1,282,879)
Net deferred asset	$-	$-

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008.

8. Going Concern

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

9. Commitments and Contingencies

During 2016, the Company had filed a lawsuit against one of its suppliers for lack of services performed. During October 2016, the Company signed with the supplier a confidential settlement agreement. Pursuant to the agreement, the supplier was obligated to pay the Company $281,400, which was paid during October 2016.

10. Subsequent Events

There were no subsequent events following the year ended December, 31, 2017 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2017 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and has begun implementation during 2018.

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2017:

We recognized the following deficiencies that we believe to be material weaknesses:

- The Company has not fully designed, implemented or assessed internal controls over financial reporting as a result of which management assessed and concluded that internal controls were ineffective this year.

We recognized the following deficiencies that we believe to be significant deficiencies:

- The Company has no formal control process related to the identification and approval of related party transactions.
- No formal written policy for the approval, identification and authorization of related party transactions currently exists.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Executive Officer Since
Ohad Goren	47	Chief Executive Officer	06/2014
Gal Peleg	40	Chief Financial Officer	08/2014
Ron Weissberg	59	Chairman	12/2013
Itsik Ben Yesha	65	Chief Technology Officer	06/2014
Dr. Michael Sessler	59	Director	08/2014

Ohad Goren, age 47, Chief Executive Officer. During the past five years, Mr. Goren has served in the following positions: from 2011 through 2013 Mr. Goren served as an advisor to several biot-ech and high-tech startup companies. During 2010 and 2011, Mr. Goren served as CEO of Pollogen Ltd., a private Israeli company engaged in the development, manufacture and marketing of medical aesthetic devices with sales in Europe, North and South America, and major Asian countries. Prior to joining Pollogen Ltd., during 2008 to 2009, Mr. Goren served as a consultant to start-up companies principally in the biotechnology and hi-tech industries. From 2005 through 2008, Mr. Goren was the CEO of Lifewave Ltd., a public Israeli company, where he had responsibility for Lifewave’s IPO, overseeing the development of its chronic wound treatment device and Lifewave’s regulatory compliance, among other duties. From 1997 to 2005 Mr. Goren served as the Marketing and Sales Manager of the Services Division of Oracle Corp., in Israel. From 1990 to 1997 Mr. Goren served as the Deputy Consul at the Israeli Embassy, Washington, D.C. Mr. Goren received his BA degree and his MBA degree from the University of Maryland, in the U.S.

Gal Peleg, age 40, Chief Financial Officer. On August 21, 2014, the Registrant appointed Mr. Gal Peleg as Chief Financial Officer, replacing Ron Weissberg, the Registrant’s Chairman and principal stockholder, who had served as interim CFO since December 27, 2013. Mr. Weissberg will continue to serve as Chairman of the Board of Directors.

Mr. Peleg is a Certified Public Accountant. From 2007 to the present, Mr. Peleg served as Chief Financial Officer of Medical Life-Wave, a medical device company that was listed on the Tel-Aviv Stock Exchange (“TASE”). He was responsible for quarterly, annual and other reports filed with TASE, compliance with regulatory protocol and the rules and regulations under the Israeli securities laws. From January 2006 through October 2007, Mr. Peleg served as controller of Tescom Software System Ltd, a TASE listed, software testing company with worldwide operations and offices in Israel, United States and Singaport. From 2004 to 2006, Mr. Peleg served as controller of Internet Gold, a majority stockholder of BCOM Ltd., an Israeli company listed on NASDAQ and TASE. From 2001 to 2004, Mr. Peleg worked at Ernst & Young as Senior, Bio-Tech/Medical Device Section, providing audit services in accordance with US GAAP and Israeli GAAP.

Ron Weissberg, age 59, Chairman of the Board since December 27, 2013. From December 27, 2013 until June 5, 2014, Mr. Weissberg served as the Registrant’s CEO, on which latter date the Board of Directors appointed Ohad Goren as the CEO. In addition, from December 27, 2013 until August 21, 2014, Mr. Weissberg also served as the Registrant’s CFO, on which latter date the Board of Directors appointed Mr. Gal Peleg as CFO.

From May 2011 to the present, Mr. Weissberg has served as an executive officer and director of Bio-Light Israeli Life Sciences Investments Ltd, a public company listed on the Tel-Aviv Stock Exchange, engaged in the business of biomed innovation. From May 2003 to the present, Mr. Weissberg has been a director of Midroog Ltd., an Israeli Credit Rating Agency, a company engaged in the business of credit rating for the domestic Israeli market. From February 1988 to the present, Mr. Weissberg has been a director of The Israel Land Development Company Ltd (“ILDC”), a public company listed on the TASE, engaged in the business of owning and managing commercial real estate in Israel, Europe and Canada.

Since 2011, Mr. Weissberg has been ILDC’s Vice-Chairman. From 1994 until 2006, he was chairman of ILD Insurance Company Ltd, a public company engaged in the business of underwriting property, casualty and life insurance with total portfolio of approximately US$1 billion and 500 employees. ILD Insurance is listed on the TASE. From 1996 to 2000, Mr. Weissberg also served as its CEO. From June 2008 until October 2010, he was the CEO and a director of Portfolio Green Ltd., a public company listed on the TASE engaged in the business of Real Estate Development in the U.S.

The Registrant believes that Mr. Weissberg’s many years of experience as a senior executive officer and director of several successful public companies in a variety in industries, all of which have had far greater resources and operating history than the Registrant, together with his material equity position in the Registrant, renders him highly qualified to serve on the Registrant’s Board of Directors.

Itsik Ben Yesha, age 65, Chief Technology Officer and was a founder and a principal and involved in the Registrant’s efforts leading to the negotiations and closing of the above-referenced Patent Purchase Agreement. From 1991 through 2013, Mr. Ben Yesha was the founder and a partner of Hisense Ltd., an Israeli medical device company for respiratory monitoring devices for infants. He previously served as Executive Vice President of Lifewave Ltd. From 1998 to 2003 Mr. Ben Yesha was the Executive Vice President and VPL Division President with Valor Computerized Systems Ltd., a CAD/CAM Software company listed on the Frankfurt Stock Exchange and later acquired by Mentor Graphics (NASDAQ: MENT). From 1979 to 1997, Mr. Ben Yesha served in Tadiran Telecom Group in various rolls, starting as a R&D engineer, designing computerized electronic exchanges (Tadex, Coral), and finally serving as the CFO of Tadiran Wireless Telecom division, bringing it from $0 to $50 million in annual sales within 3 years.

Dr. Michael Sessler, age 59, Director. Dr. During the last 22 years, Dr. Sessler has been actively engaged in business development. From 1992 through 2009, Dr. Sessler was the director of business development for the Electra Consumer Products subsidiary of Elco Group (ELCO), a listed public company on the Tel-Aviv Stock Exchange (“TASE”) with total assets in excess of $1.3 billion and net revenues in excess of $1.9 billion in 2013. During his tenure at ELCO, Dr. Sessler also established and managed new ELCO businesses in Europe, Asia, South America and Australia and also served as Senior Vice President of Electra Group until 2009.

Since 2009, Dr. Sessler has been a managing director of Allsons Ltd., an investment company with assets in Europe and Israel. During the past 5 years, Dr. Sessler has also been member of the board of directors of The Leser Group Ltd., a private New York-based real-estate development company with bonds traded on the TASE and over $130 million in assets.

Dr. Sessler is a qualified and experienced BOD member due to his experience in developing and managing major subsidiaries of public companies, working in challenging domestic and international markets, as well as his experience in introducing new products to a wide variety of markets, together with his ability to manage and oversee manufacturing control processes. In the opinion of the Company’s management and board of directors, Dr. Sessler is a highly qualified professional to serve as a member of the Company’s board of directors.

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

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the third quarter of 2018.

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

Involvement in Certain Legal Proceedings. We are not aware of any material legal proceedings that have occurred within the past ten years concerning any Director or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Compliance. Section 16(a) of the Securities and Exchange Act of 1934 requires the Registrant’s directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Registrant’s Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Registrant pursuant to Section 16(a). Based solely on the reports received by the Registrant and on written representations from reporting persons, the Registrant was informed that its executive officers, directors and ten percent (10%) shareholders have not filed reports required to be filed under Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2017, 2016 and 2015.

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)
Ohad Goren, CEO	2017	140,400	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Gal Peleg, CFO	2017	17,550	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0
Itsik Ben Yesha, CTO	2017	72,500	0	0	0	0	0
	2016	0	0	0	0	0	0
	2015	0	0	0	0	0	0

Option Grants

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter.

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2017 and 2016 by the executive officers named in the Summary Compensation Table.

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

Employment Agreements

We have employment agreement in place with our CEO, CFO and CTO.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s Common Stock securities and the beneficial ownership of Registrant’s director and executive officer. As of April 16, 2018, the Registrant had 22,237,562 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Ohad Goren, CEO
31 Nahal Ga’aton Street, Modiin, 71700, Israel	1,150,000	5.17%
Gal Peleg, CFO
11 Yosef Nakar Street, Petach Tikva, Israel	0	0%
Ron Weissberg, Chairman
7 Hamitnachalim Street, Savyon, Israel	3,545,624	15.94%
Itsik Ben Yesha, Chief Technology Officer
126 Alon Street, Shilat, 73188, Israel	1,600,000	7.27%
Dr. Michael Sessler, Director
50 Hagiva Street, Savyon, Israel	0	0%
Yochanan Korman, Shareholder
13 Haprahim Street, Ramat Hasharon, Israel	1,523,541	7.19%
Director and Officer (4 people)	6,290,786	28.29%

(1) Applicable percentage ownership is based on 22,012,745 shares of Common Stock outstanding as of April 16, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 16, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC (“MK”) as independent public accountant for the fiscal year ended December 31, 2017 and 2016.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by MK for the audit of the Registrant’s annual financial statements for the years ended December 31, 2017 and 2016, and fees billed for other services rendered by MK during those periods.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit fees (1)	$9,300	$8,800
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

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

Exhibit	Description of Exhibit
3.1	Delaware Certificate of Incorporation, filed with the Company’s S-1 on September 6, 2014.
3.1(a)	Original Articles of Incorporation, attached to the Company’s Form 10-12G as filed with the SEC on April 25, 2013.
3.1(b)	Amended to Certificate of Incorporation reflecting name change, filed with the Company’s S-1 on September 6, 2014.
3.2	Bylaws, filed with the Company’s S-1 on September 6, 2014.
10.4	Consulting Agreement between the Company and Mr. Tal Yoresh, attached to the Company’s Form 10-12G/A as filed with the SEC on November 20, 2013.
10.5	Consulting Agreement between the Company and Mr. Itai Weisberg, attached to the Company’s Form 10-12G/A as filed with the SEC on November 20, 2013.
10.6	Securities Transfer Agreement between the Company and Amir Uziel and Lavi Krasney, attached to the Company’s Form 10-12G/A as filed with the SEC on April 25, 2013.
10.7	Patent Purchase Agreement between the Company and Lifewave Ltd., dated January 6, 2014, attached to the Company’s Form 8-K as filed with the SEC on June 6, 2014.
10.8	Clinical Trials Agreement between the Company and Austen BioInnovation Institute, dated June 5, 2014, filed with the Company’s S-1 on September 6, 2014.
10.9	List of Company’s patents, filed with the Company’s S-1 on September 6, 2014.
10.10	Asset Purchase Agreement between the Company and Michael Cohen, attached to the Company’s Form 8-K as filed with the SEC on October 10, 2014.
10.11	Service Agreement between the Company and Ron Weissberg, Chairman, filed with the Company’s S-1/A on December 5, 2014.
10.12	Service Agreement between the Company and Ohad Goren, CEO, filed with the Company’s S-1/A on December 5, 2014
10.13	Service Agreement between the Company and Gal Peleg, CFO, filed with the Company’s S-1/A on December 5, 2014
10.14	Service Agreement between the Company and Itsik Ben Yesha, filed with the Company’s S-1/A on December 5, 2014
10.15	Scientific Advisory Board Agreement between the Company and Prof. Avi Ohry, attached to the Company’s Form 8-K as filed with the SEC on June 9, 2015.
10.16	Scientific Advisory Board Agreement between the Company and Dr. Be Zion Weiner, attached to the Company’s Form 8-K as filed with the SEC on June 9, 2015.
10.17	Distribution Agreement between the Company and Chemipal Ltd, dated July 30, 2015, attached to the Company’s Form 8-K as filed with the SEC on July 30, 2015.
10.18	2015 Employee Incentive Plan, attached to the Company’s Form 10-Q as filed with the SEC on August 6, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: April 16, 2018	By:	/s/ Ohad Goren
Name:
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2018	By:	/s/ Gal Paleg
Name:
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

