Form 10-Q
period 2018-03-31
E-Qure Corp.
filed 2018-05-24
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number 0-54862

E-QURE CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: +(972) 54 427777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company [X]

On May 23, 2018, the Registrant had 22,237,562 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS Back to Table of Contents

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$3,329	$10,962
Prepaid expenses	8,250	21,000
Total current assets	11,579	31,962
Other assets	63,382	63,382
Total Assets	$74,961	$95,344

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$298,159	$1,564
Accrued expenses	-	228,150
Short-term notes payable - related party	156,079	138,051
Total current liabilities	454,238	367,765

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 22,237,562 issued and outstanding at March 31, 2018 and December 31, 2017.	222	222
Additional paid in capital	31,328,893	31,325,044
Stock payable	21,000	21,000
Accumulated deficit	(31,729,392)	(31,618,687)
Total stockholders’ deficit	(379,277)	(272,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$74,961	$95,344

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three Months Ended March 31, 2018 and 2017

(Unaudited)

Back to Table of Contents

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017

Revenues	$-	$-

Expenses
General and administrative	105,812	209,078
Research and development	4,893	132,845
Total	110,705	341,923

Loss from continuing operations before income taxes	(110,705)	(341,923)
Income tax	-	-
Net loss	$(110,705)	$(341,923)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.00)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	22,237,562	22,012,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Three Months Ended March 31, 2018 and 2017

(Unaudited)

Back to Table of Contents

	For the three	For the three
	months ended	months ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net loss	$(110,705)	$(341,923)
Adjustments required to reconcile net loss to cash used in operating activities:
Option expense	-	105,998
Imputed interest	3,849	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	68,445	-
Increase (decrease) in prepaid expenses	12,750	5,250
Increase (decrease) in accounts receivable	-	5,000
Cash provided by (used in) operating activities	(25,661)	(225,675)

Cash flow from financing activities:
Proceeds from debt issuance - related party	18,028	-
Cash provided by financing activities	18,028	-

Change in cash	(7,633)	(225,675)
Cash - beginning of period	10,962	292,976
Cash - end of period	$3,329	$67,301

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

March 31, 2018

1. The Company and Significant Accounting Policies

Organizational Background

E-Qure Corp. (“EQURE” or the “Company”) is a Delaware corporation with offices in Israel. E-QURE CORP. (“EQURE”) owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2018
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2018 and December 31, 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At March 31, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month-periods ended March 31, 2018 and 2017 and for the twelve-month period ended December 31, 2017. All such adjustments are of a normal recurring nature.

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

Issuances of Common Stock During the Period ended March 31, 2018:

During the period ended March 31, 2018, we did not issue any shares of Common Stock.

Issuances of Common Stock in 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of March 31, 2018 and December 31, 2017.

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

During the three months ended March 31, 2018 and the year ended December 31, 2017, we expensed $0 and $107,176, respectively, in relation the options granted above.

3. Notes Payable

As of March 31, 2018, the Company had four short-term notes for a total of $156,079 outstanding.

During the three months ended March 31, 2018, the Company received additional funds of $18,028. The notes are due on demand and bear no interest rate. As such, imputed interest is calculated and included under additional paid-in capital. As of March 31, 2018, the Company has recorded $3,849 in imputed interest with respect to these notes.

During the year ended December 31, 2017, the Company issued three notes for a total of $138,051, two of which were issued to related parties. The notes are due on demand and bear no interest rate. As such, the imputed interest is calculated and included under additional paid-in capital. As of December 31, 2017, the Company has recorded $6,900 in imputed interest.

	March 31, 2018	December 31, 2017
Roni Weisberg, Chairman	$57,172	$57,172
Itsik Ben Yesha, CTO	$63,602	$49,745
Michael Cohen	35,365	31,134

4. Other Assets

As of March 31, 2018 and December 31, 2017, the Company recorded $63,382, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions not Disclosed Elsewhere

As of March 31, 2018, the Company had four short-term notes for a total of $156,079 outstanding.

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

As of March 31, 2018 and December 31, 2017, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. As of March 31, 2018 and December 31, 2017, we had accrued salaries of $0 and $228,150, respectively, due to three of our officers.

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

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2018 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION Back to Table of Contents

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

On December 18, 2015, the Registrant confirmed certain information that it had received from ABIA that, while ABIA still anticipated that it would be able to provide the Registrant with a final draft of the IDE application, ABIA had sustained financial difficulties and key personnel losses that would likely adversely affect its ability to perform under the Agreement on a timely basis, if at all. As a result, the Registrant requested that ABIA fully refund the monies paid to ABIA under the Agreement. In addition, the Registrant agreed to engage a professional regulatory consultant, who was a former member of ABIA’s regulatory staff, to serve as the Registrant’s FDA regulatory consultant on an interim basis, subject to the execution of a separate services agreement. The Registrant is also evaluating the advisability of engaging another firm to replace ABIA, which process may be expected to delay the IDE approval process for the BST Device.

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

During the three months ended March 31, 2018, the Registrant did not raise any equity capital.

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

Results of Operations during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017

We have not generated any revenues during the three month ended March 31, 2018 and 2017. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2018, we incurred a net loss from operations of $110,705 due to general and administrative expenses of $105,812 and research and development expenses of $4,893 as compared to a net loss from operation of $341,923 due to general and administrative expenses of $209,078 and research and development expenses of $132,845 in the same period in the prior year.

Our R&D expenses decreased by $127,952 during the three months ended March 31, 2018 as compared to the prior year mainly due to decreased expenses related to ongoing expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On March 31, 2018, we had current assets of $11,579 consisting of $3,329 in cash and $8,250 in receivable and prepaid expenses, as compared to current assets of $31,962 at December 31, 2017, consisting of $10,962 in cash and $21,000 in receivables and prepaid expenses. We had other assets of $63,382 as of March 31, 2018 and December 31, 2017. We had current liabilities of $454,238 as of March 31, 2018 consisting of $298,159 in accounts payable and $156,079 in short-term notes payable to related parties. We had current liabilities of $367,765 as of December 31, 2017 consisting of $1,564 in accounts payable, $228,150 in accrued expenses and $138,051 in short-term notes payable to rleated parties. We had no long-term liabilities as of March 31, 2018 and December 31, 2017.

We used $25,661 in our operating activities during the three months ended March 31, 2018, which was due to a net loss of $110,705 offset by imputed interest charges of $3,849, an increase in accounts payables and accrued expenses of $68,445 and in increase in accounts receivable of $12,750. We used $225,675 in our operating activities during the three months ended March 31, 2017, which was due to a net loss of $341,923 offset by an increase in accounts receivable of $5,000 and prepaid expenses of $5,250, and stock option expense of $105,998.

We financed our negative cash flow from operations during the three months ended March 31, 2018 through proceeds from the issuance of short-term debt to related parties. We financed our negative cash flow from operations during the three months ended March 31, 2017 through available cash resources.

We had no investing activities during the three months ended March 31, 2018 and 2017.

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

The Company has reported a net loss of $110,705 during the three months ended March 31, 2018 and $853,168 for the year ended December 31, 2017 and had a total accumulated deficits of $31,729,392 and $31,618,687 as of March 31, 2018 and December 31, 2017, respectively.

The Company had no revenues from operations during the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company had $3,329 cash on hand and had negative working capital of $442,659.

We believe that our current cash on hand of $3,329, as of March 31, 2018, will not be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Back to Table of Contents

None.

ITEM 4. CONTROLS AND PROCEDURES Back to Table of Contents

Evaluation of disclosure controls and procedures. As of March 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2018. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

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

ITEM 1A. RISK FACTORS Back to Table of Contents

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

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

E-Qure Corp.

Date: May 24, 2018	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2018	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

