Form 10-Q
period 2018-06-30
E-Qure Corp.
filed 2018-09-06
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On September 6, 2018, the Registrant had 29,224,775 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

For June 30, 2018 (Unaudited) and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$12,215	$10,962
Prepaid expenses	-	21,000
Total current assets	12,215	31,962
Other assets	56,382	63,382
Total Assets	$68,597	$95,344

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Accrued expenses	342,225	228,150
Short-term notes payable - related party	190,679	138,051
Total current liabilities	534,468	367,765

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 22,237,562 issued and outstanding at June 30, 2018 and December 31, 2017.	222	222
Additional paid in capital	31,334,500	31,325,044
Stock payable	21,000	21,000
Accumulated deficit	(31,821,593)	(31,618,687)
Total stockholders’ deficit	(465,871)	(272,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$68,597	$95,344

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$-	$-	$-	$-

Expenses
General and administrative	82,312	189,751	188,124	398,829
Research and development	9,889	39,287	14,782	172,132
Total	92,201	229,038	202,906	570,961

Loss from continuing operations before income taxes	92,201	229,038	202,906	570,961
Income tax	-	-	-	-
Net loss	$92,201	$229,038	$202,906	$570,961

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding (basic and diluted)	22,237,567	22,188,111	22,237,562	22,100,822

See Notes to Unaudited Interim Financial Statements

E-QURE CORP.

Statements of Cash Flows

For The Six Months Ended June,30 2018 and 2017

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(202,906)	$(570,961)
Adjustments required to reconcile net loss to cash used in operating activities:
Option expense	-
Imputed interest	9,456	107,176
Share for services	-	60,127
Changes in assets and liabilities:
Increase (decrease) in prepaid expenses	21,000	5,000
Increase (decrease) in other assets	7,000	-
Increase (decrease) in accounts payable and accrued expenses	114,075	56,130
Cash provided by (used in) operating activities	(51,375)	(343,528)

Cash flow from financing activities:
Proceeds from shareholder loan	-	57,172
Proceeds from debt issuance - related party	52,628	-
Cash provided by financing activities	52,628	57,172

Change in cash	1,253	(285,356)
Cash - beginning of period	10,962	292,976
Cash - end of period	$12,215	$7,620

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

June, 30,2018

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

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

Stock Based Compensation

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments . Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2018
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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2018 and December 31, 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share . ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month-periods ended June 30, 2018 and 2017 and for the twelve-month period ended December 31, 2017. All such adjustments are of a normal recurring nature.

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

Issuances of Common Stock During the Period ended June 30, 2018:

During the period ended June 30, 2018, we did not issue any shares of Common Stock.

Issuances of Common Stock in 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of June 30, 2018 and December 31, 2017.

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

During the six months ended June 30, 2018 and the year ended December 31, 2017, we expensed $0 and $107,176, respectively, in relation the options granted above.

3. Notes Payable

As of June 30, 2018, the Company had four short-term notes for a total of $190,679 outstanding.

During the six months ended June 30, 2018, the Company received additional funds of $52,628. The notes are due on demand and bear no interest rate. As such, imputed interest is calculated and included under additional paid-in capital. As of June 30, 2018, the Company has recorded $9,456 in imputed interest with respect to these notes.

During the year ended December 31, 2017, the Company issued three notes for a total of $138,051, two of which were issued to related parties. The notes are due on demand and bear no interest rate. As such, the imputed interest is calculated and included under additional paid-in capital. As of December 31, 2017, the Company has recorded $6,900 in imputed interest.

	June 30, 2018	December 31, 2017
Roni Weisberg, Chairman	$60,783	$57,172
Itsik Ben Yesha, CTO	$92,160	$49,745
Michael Cohen	37,736	31,134

4. Other Assets

As of June 30, 2018 and December 31, 2017, the Company recorded $56,382 and $63,382, respectively, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions not Disclosed Elsewhere

As of June 30, 2018, the Company had four short-term notes for a total of $190,679 outstanding.

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. We expensed $0 and $107,176, respectively, in relation to the option granted.

As of June 30, 2018 and December 31, 2017, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. As of June 30, 2018 and December 31, 2017, we had accrued salaries of $342,225 and $228,150, respectively, due to three of our officers.

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

7. Subsequent Events

After the quarter ended June 30, 2018, the Company raised $423,400 from the private sale of a total of 4,234,000 Units at $0.10 per Unit, each consisting of: (i) one share of Common Stock; (ii) one Class A Warrant exercisable for a period of 24 months to purchase ½ share of Common Stock at the equivalent of $0.50 per share; and (iii) one Callable Class B Warrant exercisable for a period of 36 months to purchase ½ share of Common Stock at the equivalent of $1.25 per share. The sale of the Units was made to 18 accredited investors, as that term is defined in Rule 501 of Regulation D promulgated by the SEC under the Act, without registration, in reliance upon the exemption provided by Regulation S promulgated by the SEC under the Act. Each of the 18 accredited investors is a citizen and/or resident of the State of Israel and is a “non-U.S. Person” as defined in Rule 902 of Regulation S. The units sold in the Reg S offering were identical to the Units offered and sold in the Company’s registered Subscription Rights Offering, Registration No. 333-220371, declared effective by the SEC on May 10, 2018, incorporated by reference herein.

The Company received net proceeds of $510,943from this rights offering which it intends to use for general corporate purposes, including working capital, capital expenditures, as well as acquisitions and other strategic purposes.

In addition, subsequent to June 30, 2018, the Company’s executive officers and chairman converted debt in the aggregate amount of $275,303 into units consisting of a total of 2,753,030 shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth above, and 2,750,000 Class C Warrants each exercisable for a period of ten years to purchase one share of Common Stock at a price of $1.00.

There were no other subsequent events following the period ended June 30, 2018 through the date the financial statements were issued that would materially affect the financial statements.

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

During the three months ended June 30, 2018, the Registrant did not raise any equity capital.

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

Results of Operations during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017

We have not generated any revenues during the three months ended June 30, 2018 and 2017. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended June 30, 2018, we incurred a net loss from operations of $92,201 due to general and administrative expenses of $82,312 and research and development expenses of $9,889 as compared to a net loss from operation of $229,038 due to general and administrative expenses of $189,751 and research and development expenses of $39,287 in the same period in the prior year.

Our R&D expenses decreased by $29,398 during the three months ended June 30, 2018 as compared to the prior year mainly due to decreased expenses related to ongoing expenses related to obtaining FDA approval for our BST device.

Results of Operations during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017

We have not generated any revenues during the six months ended June 30, 2018 and 2017. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six months ended June 30, 2018, we incurred a net loss from operations of $202,906 due to general and administrative expenses of $188,124 and research and development expenses of $14,782 as compared to a net loss from operation of $570,961 due to general and administrative expenses of $398,829 and research and development expenses of $172,132 in the same period in the prior year.

Our R&D expenses decreased by $157,350 during the six months ended June 30, 2018 as compared to the prior year mainly due to decreased expenses related to ongoing expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On June 30, 2018, we had current assets of $12,215 consisting of $12,215 in cash, as compared to current assets of $31,962 at December 31, 2017, consisting of $10,962 in cash and $21,000 in receivables and prepaid expenses. We had other assets of $56,382 as of June 30, 2018 and $63,382 as of December 31, 2017. We had total assets of $68,597 as of June 30, 2018 and $95,344 as of December 31, 2017.

We had current liabilities of $534,468 as of June 30, 2018 consisting of $1,564 in accounts payable, accrued expenses of $342,225 and $190,679 in short-term notes payable to related parties. We had current liabilities of $367,765 as of December 31, 2017 consisting of $1,564 in accounts payable, $228,150 in accrued expenses and $138,051 in short-term notes payable to related parties. We had no long-term liabilities as of June 30, 2018 and December 31, 2017.

We used $51,375 in our operating activities during the six months ended June 30, 2018, which was due to a net loss of $202,906 offset by imputed interest charges of $9,456, an increase in prepaid expenses of $21,000, an increase in other assets of $7,000 and in increase in accounts payable and accrued expenses of $114,075. We used $343,528 in our operating activities during the three months ended June 30, 2017, which was due to a net loss of $570,961 offset by an increase in accounts receivable of $5,000, prepaid expenses of $56,130, shares issued for services valued at $60,127 and stock option expense of $107,176.

We financed our negative cash flow from operations during the six months ended June 30, 2018 and 2017 through proceeds from the issuance of short-term debt to related parties.

We had no investing activities during the six months ended June 30, 2018 and 2017.

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

The Company has reported a net loss of $202,906 during the six months ended June 30, 2018 and $853,168 for the year ended December 31, 2017 and had a total accumulated deficits of $31,821,593 and $31,618,687 as of June 30, 2018 and December 31, 2017, respectively.

The Company had no revenues from operations during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company had $12,215 cash on hand and had negative working capital of $522,253.

We believe that our current cash on hand of $12,215, as of June 30, 2018, will not be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

Subsequent to the period ended June 30, 2018, the Company completed a rights offering to its shareholders pursuant to which its stockholders received non-transferable subscription rights for each four (4) shares of Common Stock. Each whole subscription right has the right to purchase one (1) Unit, each consisting of: (i) one (1) share of our Common Stock; (ii) a Class A Warrant exercisable for a period of 24 months to purchase ½ share of Common Stock; and (iii) a Callable Class B Warrant exercisable for a period of 36 months to purchase ½ share of Common Stock, at a price of $0.10 per Unit. The Company received net proceeds of $510,943 from this rights offering which it intends to use for general corporate purposes, including working capital, capital expenditures, as well as acquisitions and other strategic purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2018. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

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

E-Qure Corp.

Date: September 6, 2018	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 6, 2018	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

