Form 10-Q
period 2018-09-30
E-Qure Corp.
filed 2019-01-02
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number 0-54862

E-QURE CORP.
(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

Registrant's Telephone Number, Including Area Code: +(972) 54 427777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) or a smaller reporting company .

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Smaller reporting company[X]

On January 2, 2018, the Registrant had 34,546,243 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$538,258	$10,962
Prepaid expenses	-	21,000
Total current assets	538,258	31,962
Other assets	18,632	63,382
Total Assets	$556,890	$95,344

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$1,564	$1,564
Accrued expenses	174,425	228,150
Short-term notes payable - related party	95,196	138,051
Total current liabilities	271,185	367,765

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 20,000,000 shares authorized; no shares issued and outstanding
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,243 and 22,237,562 outstanding at September 30, 2018 and December 31, 2017.	345	222
Additional paid in capital	33,604,992	31,325,044
Stock payable	21,000	21,000
Accumulated deficit	(33,340,632)	(31,618,687)
Total stockholders’ deficit	285,705	(272,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$556,890	$95,344

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For the Three and Nine Month Periods Ended September 30, 2018 and 2017

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues	$-	$-	$-	$-

Expenses
General and administrative	1,514,327	141,155	1,688,995	539,984
Research and development	7,418	26,207	22,200	198,339
Total	1,521,745	167,362	1,711,195	738,323

(Loss) from operations	(1,521,745)	(167,362)	(1,711,195)	(738,323)
Income tax	-	-	-	-

Other expenses:
Interest expense	(1,294)	(2,987)	(10,750)	(2,987)
Total other expenses	(1,294)	(2,987)	(10,750)	(2,987)

Net loss	$(1,523,039)	$(170,349)	$(1,725,945)	$(741,310)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.06)	$(0.01)	$(0.07)	$(0.03)

Weighted average shares outstanding (basic and diluted)	24,911,947	22,411,263	24,030,282	22,146,903

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net loss	$(1,721,945)	$(741,310)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	129,219	107,176
Shares for services	-	60,127
Donated capital from related party	69,652	-
Imputed interest	10,750	2,987
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	21,000	20,750
(Increase) decrease in other assets	44,750	-
(Increase) decrease in accounts receivable	-	5,000
Increase (decrease) in accounts payable and accrued expenses	114,075	159,705
Cash used in operating activities	(1,332,499)	(385,565)

Cash flow from financing activities:
Related party borrowings	64,648	108,242
Proceeds from issuance of common stock	1,795,147	-
Cash provided by financing activities	1,859,795	108,242

Change in cash	527,296	(277,323)
Cash - beginning of period	10,962	292,976
Cash - end of period	$538,258	$15,653

Non-cash transaction:
Debt and accrued wages converted into common stock	$275,303	$-

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.
Notes to Unaudited Financial Statements
September 30 , 2018

1. The Company and Significant Accounting Policies

Organizational Background

E-Qure Corp. (“EQURE” or the “Company”) is a Delaware corporation with offices in Israel. The Company owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2018 and December 31, 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2018

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2018 and December 31, 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Issuances of Common Stock During the Period ended September 30, 2018:

During the three months ended September 30, 2018, the Company raised $1,795,147 from a rights offering of a total of 9,555,468 Units at $0.10 per Unit, each consisting of: (i) one share of Common Stock; (ii) one Class A Warrant exercisable for a period of 24 months to purchase ½ share of Common Stock at the equivalent of $0.50 per share; and (iii) one Callable Class B Warrant exercisable for a period of 36 months to purchase ½ share of Common Stock at the equivalent of $1.25 per share. The Company intends to use the proceeds of the rights offering for general corporate purposes, including working capital, capital expenditures, as well as acquisitions and other strategic purposes. The warrants fair value is $156,722, and were valued using a Black- Scholes valuation model.

During the three-months ended September30, 2018, the Company converted $167,800 in accrued wages and $107,503 in related party debt owed to management into 2,753,030 shares of Common Stock. In connection with this conversion, the Company issued 1,376,515 Class A Warrants; 1,376,515 Class B Warrants and 2,750,000 Class C Warrants. The warrants were valued at $129,219 and were included as stock-based compensation and recorded under additional paid in capital.

Issuances of Common Stock During the Period ended September 30, 2017:

On April 20, 2017, we issued 225,000 shares valued at $39,128 to two consultants for services provided. During the three months ended June 30, 2017, we authorized the issuance of 75,000 additional shares to the same two consultants valued at $0.14 or $21,000, which was recorded as stock payable.

Preferred Stock

We are currently authorized to issue up to 20,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of September 30, 2018 and December 31, 2017.

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

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Type	Quantity	Exercise Price	Term
AviOhry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

During the nine months ended September 30, 2018 and the year ended December 31, 2017, we expensed $0 and $107,176, respectively, in relation the options granted above.

3. Notes Payable

As of September 30, 2018, the Company had no short-term notes outstanding.

During the year ended December 31, 2017, the Company issued three notes for a total of $138,051, two of which were issued to related parties. The notes are due on demand and bear no interest rate. As such, the imputed interest is calculated and included under additional paid-in capital. As of September 30, 2018 and December 31, 2017, the Company has recorded $10,750 and $6,900, respectively, in imputed interest.

	September 30, 2018	December 31, 2017
Roni Weisberg, Chairman	$-	$57,172
Itsik Ben Yesha, CTO	$57,460	$49,745
Michael Cohen	37,736	31,134

The reduction in notes due to related party as of September 30, 2018 was due to a partial conversion of debt into equity. See also Note 2. Stockholders’ Equity.

4. Other Assets

As of September 30, 2018 and December 31, 2017, the Company recorded $18,632 and $63,382, respectively, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions not Disclosed Elsewhere

During the three months ended September 30, 2018, the In Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share.The warrants were valued $129,219and were valued using a Black- Scholes valuation model.

As of September 30, 2018 and December 31, 2017, we had accrued salaries of $174,425 and $228,150, respectively, due to three of our officers.

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

7. Subsequent Events

There were no other subsequent events following the period ended September 30, 2018 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017

We have not generated any revenues during the three month ended September 30, 2018 and 2017. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2018, we incurred a net loss from operations of $1,521,745 due to general and administrative expenses of $1,514,327 and research and development expenses of $7,418 as compared to a net loss from operation of $167,362 due to general and administrative expenses of $141,155 and research and development expenses of $26,207 in the same period in the prior year.

Our general and administrative expenses increased by $1,373,172 during the three months ended September 30, 2018 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

Our R&D expenses decreased by $18,789 during the three months ended September 30, 2018 as compared to the prior year mainly due to decreases expenses related to FDA approval for our BST device.

During the three months ended September 30, 2018 and 2017, we incurred interest expense of $1,294 and $2,987, respectively.

Results of Operations during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

We have not generated any revenues during the nine month ended September 30, 2018 and 2017. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2019, we incurred a net loss from operations of $1,711,195 due to general and administrative expenses of $1,688,995 and research and development expenses of $22,200 as compared to a net loss from operations of $738,323 due to general and administrative expenses of $539,984 and research and development expenses of $198,339 in the same period in the prior year.

Our general and administrative expenses increased by $1,149,011 during the nine months ended September 30, 2018 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

Our R&D expenses decreased by $176,139 during the nine months ended September 30, 2018 as compared to the prior year mainly due to decreased expenses related to FDA approval for our BST device.

During the nine months ended September 30, 2018 and 2017, we incurred interest expense of $10,750 and $2,987, respectively.

Liquidity, Capital Resources and Strategy

On September 30, 2018, we had current assets of $538,258 consisting of cash, as compared to current assets of $31,962 at December 31, 2017, consisting of $10,962 in cash and $21,000 in receivables and prepaid expenses. We had other assets of $18,632 as of September 30, 2018 and $63,382 as of December 31, 2017. We had total assets of $556,890 as of September 30, 2018 and $95,344 as of December 31, 2017.

We had current liabilities of $271,185 as of September 30, 2018 consisting of $1,564 in accounts payable, accrued expenses of $174,425 and $95,196 in short-term notes payable to related parties. We had current liabilities of $367,765 as of December 31, 2017 consisting of $1,564 in accounts payable, $228,150 in accrued expenses and $138,051 in short-term notes payable to related parties. We had no long-term liabilities as of September 30, 2018 and December 31, 2017.

We used $1,332,499 in our operating activities during the nine months ended September 30, 2018, which was due to a net loss of $1,721,945 offset by stock-based compensation of $129,219, a gain of $69,652 on debt settlements, imputed interest charges of $10,750, a decrease of $44,750 in other assets, a decrease in prepaid expenses of $21,000, an increase in accounts payable and accrued expenses of $114,075. We used $385,565 in our operating activities during the nine months ended September 30, 2017, which was due to a net loss of $741,176 offset by stock-based compensation of $107,176, shares issued for services valued at $60,127, imputed interest of $2,987, a decrease in prepaid expenses of $20,750, a decrease in accounts receivable of $5,000 and an increase in accounts payable and accrued expenses of $159,705.

We financed our negative cash flow from operations during the nine months ended September 30, 2018 through proceeds of $1,795,147 from a rights offering and $64,048 from related party borrowings. We financed our negative cash flow from operations during the nine months ended September 30, 2017 through a related party loans of $108,242 from our Chairman and two directors and cash on hand

We had no investing activities during the nine months ended September 30, 2018 and 2017.

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

The Company has reported a net loss of $1,721,945 during the nine months ended September 30, 2018 and $853,168 for the year ended December 31, 2017 and had a total accumulated deficits of $33,340,632 and $31,618,687 as of September 30, 2018 and December 31, 2017, respectively.

The Company had no revenues from operations during the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had $538,258 cash on hand and had positive working capital of $267,073.

We believe that our current cash on hand of $538,258, as of September 30, 2018, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US in the second half of 2019. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of September 30, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) , our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2018. Management has identified corrective actions to address the weaknesses and plans to implement them during the first quarter of 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by this report, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. However, from time to time, we may become a party to certain legal proceedings in the ordinary course of business.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith.
31.2	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith.
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 of Ohad Goren, filed herewith
32.12	Section 906 of the Sarbanes-Oxley Act of 2002 of Gal Peleg, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

E-QURE COR.

By:	/s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date: January 2, 2019

By:	/s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: January 2, 2019

