Form 10-Q/A
period 2018-09-30
E-Qure Corp.
filed 2019-01-03
CIK 1563536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

On January 2, 2019, the Registrant had 34,546,243 shares of common stock issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 of E-QURE CORP (the “Company”) filed with the Securities and Exchange Commission on January 2, 2019 (the “Form 10-Q”) is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS.

(a) The following documents are filed as exhibits to this report on Form 10-Q/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

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
Date: January 3, 2019

By:	/s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: January 3, 2019