Form 10-K
period 2018-12-31
E-Qure Corp.
filed 2019-04-16
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2018, the aggregate market value of the 14,423,235 common stock held by non-affiliates of the Registrant was approximately $1,081,742 based on $0.075 per share, the last trade of the Registrants common stock on June 30, 2018. On April 16, 2019, the Registrant had 34,546,060 shares of common stock outstanding.

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

Our Business

We are a medical device Company planning to commercialize our Bioelectrical Signal Therapy device (“BST Device,” or “Device”). Our BST Device treats wounds via electrical stimulation, which is believed to result in accelerated wound healing by imitating the natural electrical current that occurs in injured skin on the human body. Our BST Device stimulates renewed blood flow and oxygen in order to induce local cell regeneration and therefore promote wound healing. Our mission is to improve non-invasive wound care treatments and to become a leading provider of non-invasive wound and ulcer healing treatment. Our device is designed to specifically address many of the limitations associated with other invasive and non-invasive wound care devices.

We believe our BST Device is a simple and effective wound heal method that can be used in and incorporated as an adjunctive therapy in wound healing. Treatment is safe, effective, and well-tolerated.

Our BST Device has the Communaute Europeenne (“CE”) mark and is approved to be sold in the EU market. We are planning to initiate a FDA clinical trial for the purpose of obtaining approval from the United States Food and Drug Administration (the “FDA”), which we reasonably believe should commence in the third quarter of 2019. The costs related to this clinical trial is expected to be approximately $1.8 million. We estimate that the initial phase of the first 10 patients (out of 90) to cost $200K.

The Company’s success greatly depends upon the successful FDA clinical trial of its BST Device as well as our ability to raise sufficient equity capital through our pending Rights Offering Registrations Statement from which we are expected to receive approximately $500,000 (not including any proceeds from the exercise of the warrants included as part of the Unit Rights Offering. The Device may need additional development and there can be no assurance that we will, in fact, achieve the requisite safety and efficacy, prerequisites for FDA approval and/or that FDA approval will be received in a timely manner, if at all. Nevertheless, the Company believes that its BST Device’s design and procedure is safe and effective, but the path to commercial success in the US, even if FDA approval is granted, may take more time and may be more costly that we expect or for which we have sufficient resources at the present.

Our BST Device is designed to treat chronic wounds – primarily Stage III and Stage IV ulcers, which we believe comprises about 11% and 7% of all chronic wounds, respectively, and severe Stage II wounds.

Our anticipated plan to be able to sell the BST Device commercially in the United States, assuming success in our FDA approval process, is not expected before the end of 2019. We have not generated any sales revenues from our BST Device to date other than the payment of US$40,000 we have received from Colombia in January 2018 representing an initial order for our BST Device.

Our Wound Healing Strategy

The objective of our BST Device is to reduce healing time and allow patients to receive treatment at home while delivering optimal therapeutic results, which eventually should result in significantly higher healing rates along with lower wound treatment costs presently available on the market.

The costs associated with untreated and/or unhealed wounds are far in excess of the costs of the physician, hospital and medical equipment, particularly when there are subsequent complications that require additional medical treatment which are virtually certain to occur as a result of untreated and/or unhealed wounds in a patient.

The healing time of chronic wounds usually ranges from a few weeks to up to several months depending on the size and type of the wound and the patient’s medical condition. Wound treatment typically can involve many direct and indirect costs. Wound dressings comprise only 10-15% of the total direct treatment cost according to the International Committee of Wound Management. In contrast, a significant percentage of the total cost is attributable to care providers’ salaries and staff expenses. As a result, treatment methods that reduce healing time to closure of the wound and reduce staff time inevitably lead to lower cost of care.

We believe that our BST Device is a very effective and cost-saving method for the chronic wound treatment market. Our belief is based on the knowledge and experience of our management in the wound care industry that our BST Device is designed to be able to significantly lower treatment cost compared to other wound therapies modalities due to the fact that our wound heal method requires shorter healing times, treatment can be easily given at patient homes and therefore reduce per day treatment costs.

Marketing and Sales

The Company intends to launch marketing efforts in the US assuming receipt of FDA approval which we anticipate during 2019, of which there can be no assurance. Until such time, most of our efforts will be related to internally preparing for the launch of our BST Device in the US as well as proceeding with marketing efforts in the EU, Colombia, Argentina and a few other territories.

Assuming FDA approval, which we reasonably believe can be achieved by end of 2019 based, in part, because of approval that our BST Device been received in Europe, the Company plans to indirectly sell its wound treatment solution by entering into distribution agreements with distributors specializing in wound care therapy solutions or by creating its own sales and marketing force. The distributors or the C ompany will then sell the treatment to hospitals, nursing homes, geriatric institutions and private wound care clinics.

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

Competition

Our principal competition in the chronic wound care market are expected to be the wound care products manufactured by Acelity (formerly known as KCI) and Smith & Nephew. Acelity is considered a market leader and, we believe, commands a market share of approximately 21% in the United States. Smith & Nephew’s U.S. market share is believed to be approximately 19% based on revenues. Other significant competitors are ConvaTec, Johnson & Johnson and others, all manufacturers of wound healing devices.

We also face competition from numerous companies that offer a variety of wound healing methods including traditional wound care dressings, advanced wound care dressings, such as hydrogels, hydrocolloids, and alginates, skin substitutes, and products containing growth factors. While many of these methods compete with our BST Device, such methods can also be utilized as complementary therapies to our BST Device and V is versa.

We believe that the following treatments or therapies represent alternatives or complementary treatments and/or therapies to our BST device:

Hyperbaric oxygen therapy (“HBOT”): Hyperbaric oxygen therapy is a medical treatment that utilizes pressurized oxygen to heal wounds. The treatment is administered by placing a patient in a comfortable pressure chamber that circulates oxygen at two to three times the atmospheric pressure rate. The HBOT method is not specifically designed for chronic wounds and the treatment process is both very long and very expensive. HBOT treatments typically last 90-120 minutes and are administered 1-2 times a daily for a period of 5 to 6 days a week. The length of treatment depends on the wound’s severity, with some patients requiring 20-40 treatments. There are many companies that offer HBOT treatment in clinics as a direct service to patients.

Vacuum-assisted closure (“V.A.C.”) method: The V.A.C. method is designed for the treatment of acute care setting, serious trauma wounds, failed surgical closures, amputations, and serious pressure ulcers. The leading V.A.C. product was launched in 1995 by KCI, a major global medical technology company, recently acquired by Acelity.

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

Timeline and Estimated Costs for Regulatory FDA Approval of Our BST Device

We expect FDA approval of our BST Device during 2019 after total costs and expenses of approximately $1.5 million. We have received IDE approval from the FDA which involved a more lengthy process and are currently preparing to commence our clinical trial in the U.S. To that end, we have engaged IMARC Research Inc., a leading clinical research organization located in Ohio, to conduct our Randomized Control Trial (RCT) based upon a monthly payment schedule with payments determined by the amount of work provided, the number of patients enrolled to the study and the expenses incurred IMARC during the RCT.

Based upon our current estimations, which we believe are based on sound business analysis after consultation with IMARC, we expect that we should be able to complete: (i) the first phase of the RCT with 10 patients by the end of Q4 2018; and (ii) the second phase of the RCT with 80 patients by the end of Q4 2019, depending on patient enrollment rate. We will incur fixed costs during the RCT and additional costs paid to IMARC and other service providers based upon the time devoted during the RCT process.

Various state and federal laws apply to the operations of medical device providers including, but are not limited to, the following:

Licensing Requirements: Certain medical device providers are required to be licensed by various state regulatory bodies. However, if we are found to not be in compliance, we could be subject to fines and penalties or ordered to cease operations which could have an adverse effect on our business.

False Claims Act: The Federal False Claims Act and some state laws impose requirements in connection with the submission of claims for payment for health care services and products, including prohibiting the knowing submission of false or fraudulent claims and submission of false records or statements for reimbursement and payment to the United States government or state government. Such requirements would apply to the hospitals to which we provide our Device related to wound care treatment services. Not only are government agencies active in investigating and enforcing actions with respect to applicable health laws, but also health care providers are often subject to actions brought by individuals on behalf of the government. As such, “whistleblower” lawsuits, also known as “qui tam” actions, are generally filed under seal with a court to allow the government adequate time to investigate and determine whether it will intervene in the action. As a result, health care providers subject to qui tam actions are often unaware of the lawsuit until the government has made its determination whether to intervene, or not, at which time the seal is lifted. The Federal False Claims Act provides for penalties equal to three (3) times the actual amount of any overpayments plus $11,000 per claim. Under legislation passed in 2009, those who bill third parties are now obligated to discover and disclose any overpayments received or be subject to False Claims Act penalties as well.

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

To clarify some of the issues created by the Anti-Kickback Statute, the Center for Medicare and Medicaid Services issued “safe harbor” regulations identifying actions which will not be deemed to violate the Anti-Kickback Statute. Some of these “safe harbors” are in the area of joint ventures, personal services, and other arrangements. Conducting an activity that falls within a “safe harbor” regulation provides comfort that such activity will not be prosecuted. Compliance with each element of a particular “safe harbor” is required in order to assured of the protection provided by such “safe harbor”. Even though a transaction that does not fall within a “safe harbor” may be perfectly appropriate, the arrangement will be evaluated based on its facts and circumstances to determine if the parties intended to induce the referral of Medicare or Medicaid patients or the purchase, lease or ordering of a good, item or service reimbursable under Medicare or Medicaid.

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

Employees

We presently have one full-time employee, which is our CEO, Ohad Goren. Our CFO, Gal Peleg, dedicates 25% of his professional time to our business and Itsik Ben Yesha, our CTO, dedicates 50% of his professional time to our business. Our CEO, CTO and CFO are employed under separate service agreements with the Company.

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

Risks Related to Our Business

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt As To Our Ability To Continue As A Going Concern.

The audited financial statements included in the Registration Statement have been prepared assuming that we will continue as a going concern and do not include any adjustments that might result if we cease to continue as a going concern. We believe that in order to continue as a going concern, including the costs of being a public company, we will need approximately $50,000 per year simply to cover the administrative, legal and accounting fees. We have incurred significant losses since our inception. We have funded these losses primarily through the sale of restricted shares of our Common Stock and the issuance of convertible notes, which have subsequently been converted into restricted shares of Common Stock.

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

We have engaged a third party to conduct clinical trials and we reasonably expect trial results in 2019. Clinical testing may be expected to take a significant amount of time, is expensive and carries uncertain outcomes. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

● sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;

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

● third-party entities do not perform data collection and analysis in a timely or accurate manner;

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

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. We expect these costs to be approximately $50,000 per year. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

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

The Market Price Of Our Common Stock May Be Volatile.

In the event an active trading market develops for our Common Stock, the market price of our Common Stock may be highly volatile, as is the stock market in general, and the market for securities subject to quotation on OTCQB Markets in particular. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our business performance. Public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These market fluctuations may adversely affect the market price of our Common Stock.

A Large Number Of Additional Shares Will Be Available For Resale Into The Public Market Pursuant To This Offering As Well As In The Near Future, Which May Cause The Market Price Of Our Common Stock To Decline Significantly, Even If Our Business Performs As Expected.

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of April 16, 2019, we have 34,546,060 shares of Common Stock outstanding of which 21,420,321 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see “Shares Eligible for Future Sale.”

If holders of restricted securities sell a large number of shares pursuant to Rule 144 under the Act, they could adversely affect the market price for our Common Stock.

You Will Experience Dilution Of Your Ownership Interest Because Of The Future Issuance Of Additional Shares Of Our Common Stock Or Our Preferred Stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock, par value $0.00001 per share, of which 34,546,060 are currently outstanding.

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

Insider Will Continue To Have Substantial Control Over Us After This Offering and Will Be Able To Influence Corporate Matters.

Our directors and executive officers and stockholders holding more than 5% of our Common Stock and their affiliates will beneficially own, in the aggregate, approximately 40% of our outstanding Common Stock. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us. For information regarding the ownership of our outstanding stock by our executive officers and directors and their affiliates, see “Security Ownership of Certain Beneficial Owners and Management.”

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2018, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

	Fiscal 2018		Fiscal 2017		Fiscal 2016
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.51	$0.10	$0.51	$0.10	$0.10	$0.10
Second Quarter ended June 30	$0.23	$0.10	$0.23	$0.10	$0.10	$0.10
Third Quarter ended September 30	$0.15	$0.05	$0.15	$0.05	$0.12	$0.12
Fourth Quarter ended December 31	$0.08	$0.04	$0.08	$0.04	$0.13	$0.13

Holders of Capital Stock

We have 250 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Rule 144 Shares

As of the date of this annual report, there were 21,420,321 shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

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

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2018 and 2017.

Sale of Unregistered Securities

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

Issuances of Common Stock in 2018:

During the year ended December 31, 2018, the Company raised $1,795,147 from a rights offering of a total of 9,555,468 Units at $0.10 per Unit, each consisting of: (i) one share of Common Stock; (ii) one Class A Warrant exercisable for a period of 24 months to purchase ½ share of Common Stock at the equivalent of $0.50 per share; and (iii) one Callable Class B Warrant exercisable for a period of 36 months to purchase ½ share of Common Stock at the equivalent of $1.25 per share. The warrants fair value is $408,093, and were valued using a Black- Scholes valuation model.

During the year ended December 31, 2018, the Company converted $167,800 in accrued wages and $107,503 in related party debt owed to management into 2,753,030 shares of Common Stock. In connection with this conversion, the Company issued 1,376,515 Class A Warrants; 1,376,515 Class B Warrants and 2,750,000 Class C Warrants. The warrants were valued at $385,552 and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

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

On June 6, 2014, the Company entered into an agreement with Austen Biolnnovation Institute (“ABIA”), for purpose of ABIA: (i) obtaining an Investigational Device Exemption (IDE) approval from the FDA; and (ii) conducting a clinical trial for the Registrant’s BST Device, a prerequisite for securing FDA approval in the U.S. market. After determining that ABIA was unable, because of substantial financial difficulties and key personnel losses, to perform its obligation, we demanded that ABIA fully-refund the monies paid to ABIA. We subsequently commenced a lawsuit against ABIA. The Company signed a settlement agreement with ABIA from which it received $300,000 in satisfaction of all claims against ABIA.

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

The Company’s success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial The Company’s success is dependent upon the successful FDA clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be more costly.

There are a number of potential obstacles the Company might face, including the following:

● We may not be able to raise additional funds we may need to complete the clinical trials.

● Competitors may develop alternatives that render BST Device redundant or unnecessary.

● We may not have a sufficient and sustainable intellectual property position.

● Our device may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe and effective

● Our device may not receive regulatory approval.

● Even if our device receives regulatory approval, it may not be accepted by patients, the medical community or third-party payers.

Recent Developments

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

Results of Operations during the year ended December 31, 2018 as compared to the year ended December 31, 2017

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2018, we incurred $1,684,788 in net loss from operations due to general and administrative expenses of $1,567,226 and research and development expenses of $117,562 as compared to a net loss from operations of $846,268 due to general and administrative expenses of $621,817 and research and development expenses of $224,451 during the year ended December 31, 2017.

Our net loss from continuing operations during the years 2018 and 2017 were $2,013,838 and $853,168, respectively. We paid no income tax in 2018 and 2017.

Liquidity, Capital Resources and Strategy

On December 31, 2018, we had total assets of $395,377 consisting of $390,495 in cash and $4,882 in long-term assets, as compared to total assets of $95,344 at December 31, 2017 consisting of $10,962 in cash, $21,000 in prepaid expenses and other assets of $63,382.

We had total current liabilities of $224,676 as of December 31, 2018 consisting of $1,564 in accounts payable, $27,566 in accrued expenses, $157,810 in accrued salaries to management and $37,736 in loans from shareholders. We had total current liabilities of $367,765 as of December 31, 2017 consisting of $229,714 in accounts payable and accrued salaries to management and $138,051 in loans from shareholders.

We used $1,480,261 in our operating activities during the year 2018, which was due to a net loss of $2,013,838 offset by imputed interest of $13,151, a loss related to a debt settlement of $315,900, an increase in accounts payable and accrued expenses of $125,026 and a decrease of $79,500 in prepaid expenses and other assets.

We used $420,065 in our operating activities during the year 2017, which was due to a net loss of $853,168 offset by stock-based compensation of $167,303, imputed interest of $6,900, an increase in accounts payable and accrued expenses of $228,150, a decrease in accounts receivable of $93,934 and an increase in other assets of $63,382.

We financed our negative cash flow from operations in 2018 through proceeds from a rights offering of $1,795,146 and proceeds from borrowings on notes payable of $64,648. We financed our negative cash flow from operations in 2017 through available cash resources and proceeds from debt issuance of $138,051.

We had no investing activities during the years ended December 31, 2018 and 2017.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor’s going concern opinion for the years 2018 and 2017. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $2,013,838 for the year ended December 31, 2018 and $853,168 for the year ended December 31, 2017 and total accumulated deficits of $33,632,525 and $ 31,618,687 as of December 31, 2018 and 2017, respectively.

The Company had no revenues from operations during the years ended December 31, 2018 and 2017. As of December 31, 2018, the Company had $ 390,495 cash on hand and had working capital of $165,819.

We believe that our current cash on hand of $390,495 as of December 31, 2018, will not be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2018 and 2017, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of E-Qure Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Qure Corp. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 16, 2019

E-QURE CORP.

Balance Sheets

At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$390,495	$10,962
Prepaid expenses	-	21,000
Total current assets	390,495	31,962
Other assets	4,882	63,382
Total Assets	$395,377	$95,344

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accrued interest, related party	$1,564	$1,564
Accrued salary, related party	157,810	228,150
Accrued expenses	27,566	-
Loan from shareholder, related party	37,736	138,051
Total current liabilities	224,676	367,765

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 and 22,237,562 issued and outstanding at December 31, 2018 and 2017, respectively.	345	222
Additional paid in capital	33,781,881	31,325,044
Stock payable	21,000	21,000
Accumulated deficit	(33,632,525)	(31,618,687)
Total stockholders’ equity (deficit)	170,701	(272,421)
Total Liabilities and Stockholders’ Equity (Deficit)	$395,377	$95,344

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For the Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017

Revenues	$-	$-

Expenses
General and administrative	(1,567,226)	(621,817)
Research and development	(117,562)	(224,451)
Total	(1,684,788)	(846,268)

Loss from operations	(1,684,788)	(846,268)

Other expense
Loss on debt conversion	(315,900)	-
Interest expense	(13,150)	(6,900)
Total other expenses	(329,050)	(6,900)
Total expenses	(2,013,838)	(853,168)

Loss from continuing operations before income tax	(2,013,838)	(853,168)
Income tax	-	-

Net loss	$(2,013,838)	$(853,168)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.08)	$(0.04)

Weighted average shares outstanding (basic and diluted)	26,680,834	22,169,754

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2018 and 2017

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Deficit	Payable	Deficit	(Deficit)
Balance at December 31, 2016	22,012,562	$220	$31,171,843	$-	$(30,765,519)	$406,544
Stock-based compensation	-	-	107,176	-	-	107,176
Shares for services	225,000	2	39,125	21,000	-	60,128
Imputed interest	-	-	6,900	-	-	6,900
Net loss	-	-	-	-	(853,168)	(853,168)
Balance at December 31, 2017	22,237,562	$222	$31,325,044	$21,000	$(31,618,687)	$(272,421)
Loss on debt conversion	-	-	315,900	-	-	315,900
Capital raise	9,555,468	96	1,795,051	-	-	1,795,147
Conversion of debt into equity	2,753,030	28	275,275	-	-	275,303
Related party debt forgiveness	-	-	57,460	-	-	57,460
Imputed interest	-	-	13,150	-	-	13,150
Net loss	-	-	-	-	(2,013,838)	(2,013,838)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net loss	$(2,013,838)	$(853,168)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	167,303
Imputed interest	13,151	6,900
Loss on debt settlement	315,900	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	125,026	228,150
(Increase) decrease in accounts receivable and prepaid expenses	21,000	93,934
(Increase) decrease in other assets	58,500	(63,382)
Cash used in operating activities	(1,480,261)	(420,065)

Cash flow from financing activities:
Proceeds from issuance of common stock	1,795,146	-
Proceeds from borrowings of debt, related party	64,648	138,051
Cash provided by financing activities	1,859,794	138,051

Change in cash	379,533	(282,014)
Cash - beginning of year	10,962	292,976
Cash - end of year	$390,495	$10,962

Non-cash financing transactions:
Debt and accrued wages converted into common stock	$275,303	$-
Forgiveness of debt	$57,460	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.

Notes to Financial Statements

December 31, 2018

1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., (“EQUR” or the “Company”) is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2018, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Significant Accounting Policies

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net earnings, financial position or cash flows.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2018 or 2017.

Accounts Receivable:

Receivable consist primarily of other receivables, which is a balance due from a service provider to the Company. The Company does not need to provide an allowance for doubtful receivables. The allowance for doubtful other receivables was $0 as of December 31, 2018 and 2017.

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

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock :

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with FASB ASC 815, Accounting for Derivative Financial Instruments. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.

Fair Value of Financial Instruments :

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2018 and 2017, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2018 and 2017 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2018

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2017

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2018 and 2017, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 2018, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the twelve-month periods ended December 31, 2018 and 2017. All such adjustments are of a normal recurring nature.

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

Issuances of Common Stock in 2018:

During the year ended December 31, 2018, the Company raised $1,795,146 from a rights offering of a total of 9,555,468 Units at $0.10 per Unit, each consisting of: (i) one share of Common Stock; (ii) one Class A Warrant exercisable for a period of 24 months to purchase ½ share of Common Stock at the equivalent of $0.50 per share; and (iii) one Callable Class B Warrant exercisable for a period of 36 months to purchase ½ share of Common Stock at the equivalent of $1.25 per share. The Company intends to use the proceeds of the rights offering for general corporate purposes, including working capital, capital expenditures, as well as acquisitions and other strategic purposes. The warrants fair value is $408,093 and were valued using a Black- Scholes valuation model.

During the year ended December 31, 2018, the Company converted $167,800 in accrued wages and $107,503 in related party debt owed to management into 2,753,030 shares of Common Stock. In connection with this conversion, the Company issued 1,376,515 Class A Warrants; 1,376,515 Class B Warrants and 2,750,000 Class C Warrants. The warrants were valued at $385,552 and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of December 31, 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, we expensed $0 and $107,176 ,respectively, in relation the options granted above.

3. Notes Payable

During the year ended December 31, 2018, the Company received advances on outstanding notes for a total of $64,648 from a related party.

During the year ended December 31, 2018, the In Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

During the year ended December 31, 2017, the Company issued three notes for a total of $138,051, two of which were issued to related parties. The notes are due on demand and bear no interest rate. As such, the imputed interest is calculated and included under additional paid-in capital. As of December 31, 2018 and 2017, the Company has recorded $13,150 and $6,900 in imputed interest, respectively.

	December 31, 2018	December 31, 2017
Ron Weisberg, Chairman	$-	$57,172
Itsik Ben Yesha, CTO	$-	$44,005
Michael Cohen	$37,736	$36,874

4. Other Assets

As of December 31, 2018 and 2017, the Company recorded $4,882 and $63,382, respectively, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions

During the year ended December 31, 2018, the Company received advances on outstanding notes for a total of $64,648 from a related party.

During the year ended December 31, 2018, the In Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

As of December 31, 2018 and December 31, 2017, we had accrued salaries of $157,810 and $228,150, respectively, due to three of our officers.

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also Note 2 above. During the years ended December 31, 2018 and 2017, we expensed $0 and $107,176 ,respectively, in relation the options granted above.

As of December 31, 2018 and 2017, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

6. Prepaid Expenses

As of December 31, 2018 and 2017, the Company had $0 and $21,000 in prepaid expenses representing prepaid securities compliance services pursuant to an arrangement with the Company’s securities compliance services provider.

	December 31
	2018	2017
Legal expenses	$-	$21,000
Total prepaid expenses	$-	$21,000

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

We have a current operating loss carry-forward of $3,726,809 resulting in deferred tax assets of $782,630. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31
	2018		2017
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		782,630		710,105
Less valuation allowance		(782,630)		(710,105)
Net deferred asset		$-		$-

The provision (benefit) for income taxes for the years ended December 31, 2017 and 2018 were assuming a 35% and 21% effective tax rate, respectively.

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

9. Commitments and Contingencies.

As of December 31, 2018, there were no legal proceedings against the Company.

10. Subsequent Events

There were no subsequent events following the year ended December, 31, 2018 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2018 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and has begun implementation during 2019.

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2018:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Executive Officer Since
Ohad Goren	47	Chief Executive Officer and director	06/2014
Gal Peleg	40	Chief Financial Officer	08/2014
Ron Weissberg	59	Chairman	12/2013
Itsik Ben Yesha	65	Chief Technology Officer and director	06/2014
Dr. Michael Sessler	59	Director	08/2014

Ohad Goren, age 46, Chief Executive Officer and director. During the past five years, Mr. Goren has served in the following positions: from 2011 through 2013 Mr. Goren served as an advisor to several biot-ech and high-tech startup companies. During 2010 and 2011, Mr. Goren served as CEO of Pollogen Ltd., a private Israeli company engaged in the development, manufacture and marketing of medical aesthetic devices with sales in Europe, North and South America, and major Asian countries. Prior to joining Pollogen Ltd., during 2008 to 2009, Mr. Goren served as a consultant to start-down companies principally in the biotechnology and hi-tech industries. From 2005 through 2008, Mr. Goren was the CEO of Lifewave Ltd., a public Israeli company, where he had responsibility for Lifewave’s IPO, overseeing the development of its chronic wound treatment device and Lifewave’s regulatory compliance, among other duties. From 1997 to 2005 Mr. Goren served as the Marketing and Sales Manager of the Services Division of Oracle Corp., in Israel. From 1990 to 1997 Mr. Goren served as the Deputy Consul at the Israeli Embassy, Washington, D.C. Mr. Goren received his BA degree and his MBA degree from the University of Maryland, in the U.S.

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

Ron Weissberg , age 58, Chairman of the Board since December 27, 2013. From December 27, 2013 until June 5, 2014, Mr. Weissberg served as the Registrant’s CEO, on which latter date the Board of Directors appointed Ohad Goren as the CEO. In addition, from December 27, 2013 until August 21, 2014, Mr. Weissberg also served as the Registrant’s CFO, on which latter date the Board of Directors appointed Mr. Gal Peleg as CFO.

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

Itsik Ben Yesha, age 64, Chief Technology Officer and director. He was a founder and a principal and involved in the Registrant’s efforts leading to the negotiations and closing of the above-referenced Patent Purchase Agreement. From 1991 through 2013, Mr. Ben Yesha was the founder and a partner of Hisense Ltd., an Israeli medical device company for respiratory monitoring devices for infants. He previously served as Executive Vice President of Lifewave Ltd. From 1998 to 2003 Mr. Ben Yesha was the Executive Vice President and VPL Division President with Valor Computerized Systems Ltd., a CAD/CAM Software company listed on the Frankfurt Stock Exchange and later acquired by Mentor Graphics (NASDAQ: MENT). From 1979 to 1997, Mr. Ben Yesha served in Tadiran Telecom Group in various rolls, starting as a R&D engineer, designing computerized electronic exchanges (Tadex, Coral), and finally serving as the CFO of Tadiran Wireless Telecom division, bringing it from $0 to $50 million in annual sales within 3 years.

Dr. Michael Sessler , age 58, Director. Dr. During the last 22 years, Dr. Sessler has been actively engaged in business development. From 1992 through 2009, Dr. Sessler was the director of business development for the Electra Consumer Products subsidiary of Elco Group (ELCO), a listed public company on the Tel-Aviv Stock Exchange (“TASE”) with total assets in excess of $1.3 billion and net revenues in excess of $1.9 billion in 2013. During his tenure at ELCO, Dr. Sessler also established and managed new ELCO businesses in Europe, Asia, South America and Australia and also served as Senior Vice President of Electra Group until 2009.

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

Director Independence . In determining whether or not our directors are considered independent, the Company used the definition of independence as defined in NASDAQ Rule 4200. Based on that definition we believe that Dr. Michael Sessler is independent.

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

Directors’ Term of Office . Our directors are elected to serve until the next annual meeting of shareholders and until their respective successors will have been elected and will have qualified.

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the third quarter of 2019.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2018, 2017 and 2016.

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)
Ohad Goren, CEO	2018	0	0	0	0	0	0
	2017	140,400	0	0	0	0	0
	2016	0	0	0	0	0	0
Gal Peleg, CFO	2018	0	0	0	0	0	0
	2017	17,550	0	0	0	0	0
	2016	0	0	0	0	0	0
Itsik Ben Yesha, CTO	2018	72,500	0	0	0	0	0
	2017	72,500	0	0	0	0	0
	2016	0	0	0	0	0	0

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2018 and 2017 by the executive officers named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s Common Stock securities and the beneficial ownership of Registrant’s director and executive officer. As of April 16, 2019, the Registrant had 34,546,060 shares of Common Stock issued and outstanding.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Owned
Ohad Goren, CEO
31 Nahal Ga’aton Street, Modiin, 71700, Israel	1,550,000	4,49%
Gal Peleg, CFO
11 Yosef Nakar Street, Petach Tikva, Israel	225,000	0.65%
Ron Weissberg, Chairman
7 Hamitnachalim Street, Savyon, Israel	4,273,654	12.37%
Itsik Ben Yesha, Chief Technology Officer
126 Alon Street, Shilat, 73188, Israel	4,363,600	12.63%
Dr. Michael Sessler, Director
50 Hagiva Street, Savyon, Israel	0	0%
Director and Officer (5 people)	10,412,254	30.14%

(1) Applicable percentage ownership is based on 34,546,060 shares of Common Stock outstanding as of April 16, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 16, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2018, the Company received advances on outstanding notes for a total of $64,648 from a related party.

During the year ended December 31, 2018, the In Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

As of December 31, 2018 and December 31, 2017, we had accrued salaries of $157,810 and $228,150, respectively, due to three of our officers.

On January 1, 2015, the board of director approved the 2015 Employee Incentive Plan. The total number of shares of Common Stock reserved for issuance by the Company either directly as Stock Awards or underlying Options granted under this Plan is 5,000,000 shares of Common Stock. On January 1, 2015, the Company granted options as follows under its 2015 Employee Incentive Plan: (i) Professor Ohry was granted options to purchase 250,000 shares of the Registrant’s common stock (“Option Shares”) at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Ohry SAB Agreement”). Provided the Ohry SAB Agreement remains in effect, 75,000 shares shall vest July 1, 2015, and the remaining 175,000 Option Shares shall vest at the rate of 25,000 Option Shares per quarter on the first day of each consecutive quarter; (ii) Dr. Ben Zion Weiner was granted options to purchase 350,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Weiner SAB Agreement”). Provided the Weiner SAB Agreement remains in effect, 105,000 Option Shares shall vest July 1, 2015 and the remaining 245,000 Option Shares shall vest at the rate of 35,000 Option Shares per quarter on the first day of each consecutive quarter; and (iii) Michel Sessler was granted options to purchase 150,000 Option Shares at an exercise price equal to one dollar ($1.00) per Option Share. The Option Shares shall vest pursuant to the terms of a Scientific Advisory Board Agreement dated January 1, 2015 (the “Sessler SAB Agreement”). Provided the Sessler SAB Agreement remains in effect, 45,000 Option Shares shall vest July 1, 2015 and the remaining 105,000 Option Shares shall vest at the rate of 15,000 Option Shares per quarter on the first day of each consecutive quarter. See also Note 2 above. During the years ended December 31, 2018 and 2017, we expensed $0 and $107,176 ,respectively, in relation the options granted above.

As of December 31, 2018 and 2017, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC (“M&K”) as independent public accountant for the fiscal year ended December 31, 2018 and 2017.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant’s annual financial statements for the years ended December 31, 2018 and 2017, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Audit fees (1)	$9,300	$9,300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

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

E-Qure Corp.

Date: April 16, 2019	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2019	By:	/s/ Gal Paleg
	Name:	Gal Paleg
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

