Form 10-Q
period 2019-03-31
E-Qure Corp.
filed 2019-05-17
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On May 16, 2019, the Registrant had 34,546,060 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$252,074	$390,495
Total current assets	252,074	390,495
Other assets	-	4,882
Total Assets	$252,074	$395,377

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accrued interest, related party	1,564	1,564
Accrued salary, related party	205,195	157,810
Accrued expenses	-	27,566
Loan from shareholder, related party	37,736	37,736
Total current liabilities	244,495	224,676

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at March 31, 2019 and December 31, 2018	345	345
Additional paid in capital	33,782,811	33,781,881
Stock payable	21,000	21,000
Accumulated deficit	(33,796,577)	(33,632,525)
Total stockholders’ equity (deficit)	7,579	170,701
Total Liabilities and Stockholders’ Equity (Deficit)	$252,074	$395,377

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018

Revenues	$-	$-

Expenses
General and administrative	120,471	105,812
Research and development	43,581	4,893
Total	164,052	110,705

Loss from continuing operations before income taxes	(164,052)	(110,705)
Income tax	-	-
Net loss	$(164,052)	$(110,705)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	34,546,243	22,237,562

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Month Period ended March 31, 2019 and the Year Ended December 31, 2018

(Unaudited)

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Deficit	Payable	Deficit	(Deficit)
Balance at December 31, 2017	22,237,562	$222	$31,325,044	$21,000	$(31,618,687)	$(272,421)
Loss on debt conversion	-	-	315,900	-	-	315,900
Capital raise	9,555,468	96	1,795,051	-	-	1,795,147
Conversion of debt into equity	2,753,030	28	275,275	-	-	275,303
Related party debt forgiveness	-	-	57,460	-	-	57,460
Imputed interest	-	-	13,150	-	-	13,150
Net loss	-	-	-	-	(2,013,838)	(2,013,838)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	930	-	-	930
Net loss	-	-	-	-	(164,052)	(164,052)
Balance at March 31, 2019	34,546,060	$345	$33,782,811	$21,000	$(33,796,577)	$7,579

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net loss	$(164,052)	$(110,705)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	930	3,849
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	19,819	68,445
Increase (decrease) in prepaid expenses and other assets	4,882	12,750
Cash provided by (used in) operating activities	(138,421)	(25,661)

Cash flow from financing activities:
Proceeds from debt issuance - related party	-	18,028
Cash provided by financing activities	-	18,028

Change in cash	(138,421)	(7,633)
Cash - beginning of period	390,495	10,962
Cash - end of period	$252,074	$3,329

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

March 31, 2019

1. The Company and Significant Accounting Policies

Organizational Background

E-Qure Corp. (“EQURE” or the “Company”) is a Delaware corporation with offices in Israel. EQURE owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2019

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2018

		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At March 31, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Lease” Topic 842,Â which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of March 31, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

In May 2014, the FASB issued ASU 2014-09 which will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month-periods ended March 31, 2019 and 2018 and for the twelve-month period ended December 31, 2018. All such adjustments are of a normal recurring nature.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders’ Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Issuances of Common Stock During the Period ended March 31, 2019:

The Company did not issue any Common Stock during the three months ended March 31, 2019.

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of March 31, 2019 and December 31, 2018.

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

During the three months ended March 31, 2019 and the year ended December 31, 2018, we expensed $0 in relation the options granted above.

3. Notes Payable

As of March 31, 2019 and December 31, 2018, the Company had notes for a total of $37,736 outstanding. For the three months ended March 31, 2019 and the year ended December 31, 2018, we recorded $930 and $13,150, respectively, in imputed interest related to the note outstanding.

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

	March 31, 2019	December 31, 2018
Michael Cohen	$37,736	$37,736

4. Other Assets

As of March 31, 2019 and December 31, 2018, the Company recorded $0 and $4,882, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions not Disclosed Elsewhere

As of March 31, 2019 and December 31, 2018, the Company had short-term notes for a total of $37,736 outstanding. For the three months ended March 31, 2019 and the year ended December 31, 2018, we recorded $930 and $13,150, respectively, in imputed interest related to the note outstanding.

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

As of March 31, 2019 and December 31, 2018, we had accrued salaries of $205,195 and $157,810, respectively, due to three of our officers.

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

As of March 31, 2019 and December 31, 2018, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2019 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018

We have not generated any revenues during the three month ended March 31, 2019 and 2018. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2019, we incurred a net loss from operations of $164,052 due to general and administrative expenses of $120,471 and research and development expenses of $43,581 as compared to a net loss from operation of $110,705 due to general and administrative expenses of $105,812 and research and development expenses of $4,893 in the same period in the prior year.

Our R&D expenses increased by $38,688 during the three months ended March 31, 2019 as compared to the prior year mainly due to increased expenses related to ongoing expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On March 31, 2019, we had current assets of $252,074 consisting of cash as compared to current assets of $390,495 at December 31, 2018 consisting of cash in the same amount. As of March 31, 2019 and December 31, 2018, we had other assets of $0 and $4,882, respectively. We had total assets of $252,074 as of March 31, 2019 and $395,377 as of December 31, 2018. We had current liabilities of $244,495 as of March 31, 2019 consisting of $1,564 in accrued interest, accrued salary of $205,195 and $37,736 in short-term notes payable to related parties. We had current liabilities of $224,676 as of December 31, 2018 consisting of $1,564 in accounts payable, $157,810 in accrued salary, accrued expenses of $27,566 and $37,736 in short-term notes payable to related parties. We had no long-term liabilities as of March 31, 2019 and December 31, 2018.

We used $138,421 in our operating activities during the three months ended March 31, 2019, which was due to a net loss of $164,052 offset by imputed interest of $930, an increase in accounts payable and accrued expenses of $19,819 and an increase in prepaid expenses and other assets of $4,882. We used $25,661 in our operating activities during the three months ended March 31, 2018, which was due to a net loss of $110,705 offset by imputed interest charges of $3,849, an increase in accounts payables and accrued expenses of $68,445 and in increase in accounts receivable of $12,750.

We had no financing activities during the three months ended March 31, 2019. We financed our negative cash flow from operations during the three months ended March 31, 2018 through proceeds from the issuance of $18,028 in short-term debt to related parties.

We had no investing activities during the three months ended March 31, 2019 and 2018.

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

The Company has reported a net loss of $164,052 during the three months ended March 31, 2019 and $2,013,838 during the year ended December 31, 2018 and had a total accumulated deficits of $33,796,577 and $33,632,525 as of March 31, 2019 and December 31, 2018, respectively.

The Company had no revenues from operations during the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had $252,074 cash on hand and had positive working capital of $7,579.

We believe that our current cash on hand of $252,074, as of March 31, 2019, will be sufficient to meet our operating requirements throughout the ensuing twelve month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of 2020. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2019. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2019.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.

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

E-Qure Corp.

Date: May 16, 2019	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 16, 2019	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

