Form 10-Q
period 2019-06-30
E-Qure Corp.
filed 2019-08-14
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On August 14, 2019, the Registrant had 34,546,060 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$118,053	$390,495
Total current assets	118,053	390,495
Other assets	-	4,882
Total Assets	$118,053	$395,377

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accrued interest, related party	1,564	1,564
Accrued salary, related party	252,580	157,810
Accrued expenses	-	27,566
Loan from shareholder, related party	37,736	37,736
Total current liabilities	291,880	224,676

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at June 30, 2019 and December 31, 2018	345	345
Additional paid in capital	33,783,752	33,781,881
Stock payable	21,000	21,000
Accumulated deficit	(33,978,924)	(33,632,525)
Total stockholders’ equity (deficit)	(173,827)	170,701
Total Liabilities and Stockholders’ Equity (Deficit)	$118,053	$395,377

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$-	$-	$-	$-

Expenses
General and administrative	(153,108)	(82,312)	(273,579)	(188,124)
Research and development	(29,239)	(9,889)	(72,820)	(14,782)
Total	(182,347)	(92,201)	(346,399)	(202,906)

Loss from continuing operations before income taxes	(182,347)	(92,201)	(346,399)	(202,906)
Income tax	-	-	-	-
Net loss	$(182,347)	$(92,201)	$(346,399)	$(202,906)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	34,546,243	22,237,562	34,546,243	22,237,562

See Notes to Unaudited Interim Financial Statements

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Six Month Period ended June 30, 2019 and the Year Ended December 31, 2018

(Unaudited)

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Deficit	Payable	Deficit	(Deficit)
Balance at December 31, 2017	22,237,562	$222	$31,325,044	$21,000	$(31,618,687)	$(272,421)
Loss on debt conversion	-	-	315,900	-	-	315,900
Capital raise	9,555,468	96	1,795,051	-	-	1,795,147
Conversion of debt into equity	2,753,030	28	275,275	-	-	275,303
Related party debt forgiveness	-	-	57,460	-	-	57,460
Imputed interest	-	-	13,150	-	-	13,150
Net loss	-	-	-	-	(2,013,838)	(2,013,838)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	1,871	-	-	1,871
Net loss	-	-	-	-	(346,399)	(346,399)
Balance at June 30, 2019	34,546,060	$345	$33,783,752	$21,000	$(33,978,924)	$(173,827)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(346,399)	$(202,906)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	1,871	9,456
Changes in assets and liabilities:
Increase (decrease) in accounts receivable and prepaid expenses	4,882	21,000
Increase (decrease) in other assets	-	7,000
Increase (decrease) in accounts payable and accrued expenses	67,204	114,075
Cash provided by (used in) operating activities	(272,442)	(51,375)

Cash flow from financing activities:
Proceeds from debt issuance - related party	-	52,628
Cash provided by financing activities	-	52,628

Change in cash	(272,442)	1,253
Cash - beginning of period	390,495	10,962
Cash - end of period	$118,053	$12,215

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

June, 30 2019

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2019

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At June 30, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of June 30, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2019 and 2018 and for the twelve-month period ended December 31, 2018. All such adjustments are of a normal recurring nature.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders’ Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Issuances of Common Stock During the Period ended June 30, 2019:

The Company did not issue any Common Stock during the three and six months ended June 30, 2019.

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of June 30, 2019 and December 31, 2018.

3. Notes Payable

As of June 30, 2019 and December 31, 2018, the Company had notes for a total of $37,736 outstanding. For the six months ended June 30, 2019 and the year ended December 31, 2018, we recorded $1,871 and $13,150, respectively, in imputed interest related to the note outstanding.

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

	June 30, 2019	December 31, 2018
Michael Cohen	$37,736	$37,736

4. Other Assets

As of June 30, 2019 and December 31, 2018, the Company recorded $0 and $4,882, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions not Disclosed Elsewhere

As of June 30, 2019 and December 31, 2018, the Company had short-term notes for a total of $37,736 outstanding. For the six months ended June 30, 2019 and the year ended December 31, 2018, we recorded $1,871 and $13,150, respectively, in imputed interest related to the note outstanding.

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

As of June 30, 2019 and December 31, 2018, we had accrued salaries of $252,580 and $157,810, respectively, due to three of our officers.

As of June 30, 2019 and December 31, 2018, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

7. Subsequent Events

There were no subsequent events following the period ended June 30, 2019 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018

We have not generated any revenues during the three months ended June 30, 2019 and 2018. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended June 30, 2019, we incurred a net loss from operations of $182,347 due to general and administrative expenses of $153,108 and research and development expenses of $29,239 as compared to a net loss from operation of $92,201 due to general and administrative expenses of $82,312 and research and development expenses of $9,889 in the same period in the prior year.

Our R&D expenses increased by $19,350 during the three months ended June 30, 2019 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

Results of Operations during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018

We have not generated any revenues during the six months ended June 30, 2019 and 2018. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six months ended June 30, 2019, we incurred a net loss from operations of $346,399 due to general and administrative expenses of $273,579 and research and development expenses of $72,820 as compared to a net loss from operation of $202,906 due to general and administrative expenses of $188,124 and research and development expenses of $14,782 in the same period in the prior year.

Our R&D expenses increased by $58,038 during the six months ended June 30, 2019 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

Liquidity, Capital Resources and Strategy

On June 30, 2019, we had current assets of $118,053 consisting of cash as compared to current assets of $390,495 at December 31, 2018 consisting of cash in the same amount. As of June 30, 2019 and December 31, 2018, we had other assets of $0 and $4,882, respectively. We had total assets of $118,053 as of June 30, 2019 and $395,377 as of December 31, 2018. We had current liabilities of $291,880 as of June 30, 2019 consisting of $1,564 in accrued interest, accrued salary of $252,580 and $37,736 in short-term notes payable to related parties. We had current liabilities of $224,676 as of December 31, 2018 consisting of $1,564 in accounts payable, $157,810 in accrued salary, accrued expenses of $27,566 and $37,736 in short-term notes payable to related parties. We had no long-term liabilities as of June 30, 2019 and December 31, 2018.

We used $272,442 in our operating activities during the six months ended June 30, 2019, which was due to a net loss of $346,399 offset by imputed interest of $1,871, an increase in accounts payable and accrued expenses of $67,204 and an increase in prepaid expenses and other assets of $4,882. We used $51,375 in our operating activities during the six months ended June 30, 2018, which was due to a net loss of $202,906 offset by imputed interest charges of $9,456, an increase in prepaid expenses of $21,000, an increase in other assets of $7,000 and in increase in accounts payable and accrued expenses of $114,075.

We had no financing activities during the six months ended June 30, 2019. We financed our negative cash flow from operations during the six months ended June 30, 2018 through proceeds from the issuance of $52,628 in short-term debt to related parties.

We had no investing activities during the six months ended June 30, 2019 and 2018.

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

The Company has reported a net loss of $346,399 during the six months ended June 30, 2019 and $2,013,838 during the year ended December 31, 2018 and had accumulated deficits of $33,978,924 and $33,632,525 as of June 30, 2019 and December 31, 2018, respectively.

The Company had no revenues from operations during the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had $118,053 cash on hand and had negative working capital of $173,827.

We believe that our current cash on hand of $118,053, as of June 30, 2019, will be sufficient to meet our operating requirements throughout the fiscal year 2019. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2019. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2019.

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

E-Qure Corp.

Date: August 14, 2019	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 14, 2019	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

