Form 10-Q
period 2019-09-30
E-Qure Corp.
filed 2019-11-14
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 13, 2019, the Registrant had 34,546,060 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$36,658	$390,495
Total current assets	36,658	390,495
Other assets	-	4,882
Total Assets	$36,658	$395,377

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accrued interest, related party	1,564	1,564
Accrued salary, related party	252,580	157,810
Accrued expenses	-	27,566
Loan from shareholder, related party	65,905	37,736
Total current liabilities	320,049	224,676

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at September 30, 2019 and December 31, 2018	345	345
Additional paid in capital	33,784,734	33,781,881
Stock payable	21,000	21,000
Accumulated deficit	(34,089,470)	(33,632,525)
Total stockholders’ equity (deficit)	(283,391)	170,701
Total Liabilities and Stockholders’ Equity (Deficit)	$36,658	$395,377

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2018 and 2017

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$-	$-	$-	$-

Expenses
General and administrative	71,792	1,514,327	343,500	1,688,995
Research and development	37,772	7,418	110,592	22,200
Total	109,564	1,521,745	454,092	1,711,195

(Loss) from operations	(109,564)	(1,521,745)	(454,092)	(1,711,195)
Income tax	-	-	-	-

Other expenses:
Interest expense	(982)	(1,294)	(2,853)	(10,750)
Total other expenses	-	(1,294)	-	(10,750)

Net loss	$(110,546)	$(1,523,039)	$(456,945)	$(1,721,945)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.00)	$(0.06)	$(0.01)	$(0.07)

Weighted average shares outstanding (basic and diluted)	34,546,243	24,911,947	34,546,243	24,030,282

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Nine-Month Period ended September 30, 2019 and the Year Ended December 31, 2018

(Unaudited)

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Deficit	Payable	Deficit	(Deficit)
Balance at December 31, 2017	22,237,562	$222	$31,325,044	$21,000	$(31,618,687)	$(272,421)
Loss on debt conversion	-	-	315,900	-	-	315,900
Capital raise	9,555,468	96	1,795,051	-	-	1,795,147
Conversion of debt into equity	2,753,030	28	275,275	-	-	275,303
Related party debt forgiveness	-	-	57,460	-	-	57,460
Imputed interest	-	-	13,150	-	-	13,150
Net loss	-	-	-	-	(2,013,838)	(2,013,838)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	2,853	-	-	2,853
Net loss	-	-	-	-	(456,945)	(456,945)
Balance at September 30, 2019	34,546,060	$345	$33,784,734	$21,000	$(34,089,470)	$(283,391)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net loss	$(456,945)	$(1,721,945)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	-	129,219
Donated capital from related party	-	69,652
Imputed interest	2,853	10,750
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,882	21,000
(Increase) decrease in other assets	-	44,750
(Increase) decrease in accounts receivable	-	-
Increase (decrease) in accounts payable and accrued expenses	67,204	114,075
Cash used in operating activities	(382,006)	(1,332,499)

Cash flow from financing activities:
Related party borrowings	28,169	64,648
Proceeds from issuance of common stock	-	1,795,147
Cash provided by financing activities	28,169	1,859,795

Change in cash	(353,837)	527,296
Cash - beginning of period	390,495	10,962
Cash - end of period	$36,658	$538,258

Non-cash transaction:
Debt and accrued wages converted into common stock	$-	$275,303

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Notes to Unaudited Financial Statements

September 30, 2019

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Stock Based Compensation

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk-free interest rate.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2019 and December 31, 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2019

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2019 and December 31, 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At September 30, 2019, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Lease” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The Company adopted the new lease guidance effective January 1, 2019 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We elected the package of practical expedients which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We did not elect the hindsight practical expedient which permits entities to use hindsight in determining the lease term and assessing impairment. The adoption of the lease standard did not change our previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. As of September 30, 2019, the adoption of the standard had no impact on the Company, as there were no leases in place longer than 12 months.

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

Issuances of Common Stock During the Period ended September 30, 2019:

The Company did not issue any Common Stock during the three and nine months ended September 30, 2019.

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. Effective December 31, 2007 the board of directors approved the cancellation of all previously issued preferred shares and approved the cancellation and extinguishment of all common and preferred share conversion rights of any kind, including without limitation, warrants, options, convertible debt instruments and convertible preferred stock of every series and accompanying conversion rights of any kind. There are no preferred shares outstanding as of September 30, 2019 and December 31, 2019.

3. Notes Payable

As of September 30, 2019 and December 31, 2018, the Company had notes for a total of $65,905 and $37,736, respectively, outstanding. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we recorded $2,853 and $13,150, respectively, in imputed interest related to the notes outstanding. During the three months ended September 30, 2019, the Company received advances of $28,169 from a related party and expenses interest of $982.

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

	September 30, 2019	December 31, 2018
Michael Cohen	$65,905	$37,736

4. Other Assets

As of September 30, 2019 and December 31, 2018, the Company recorded $0 and $4,882, as other assets representing securities compliance services to be repaid in cash or securities compliance services pursuant to an arrangement with the Company’s securities compliance consultant.

5. Related Party Transactions Not Disclosed Elsewhere

As of September 30, 2019 and December 31, 2019, the Company had short-term notes for a total of $65,905 and $37,736, respectively, outstanding. For the nine months ended September 30, 2019 and the year ended December 31, 2018, we recorded $2,853 and $13,150, respectively, in imputed interest related to the note outstanding.

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

As of September 30, 2019 and December 31, 2018, we had accrued salaries of $252,580 and $157,810, respectively, due to three of our officers.

As of September 30, 2019 and December 31, 2018, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

7. Subsequent Events

There were no other subsequent events following the period ended September 30, 2019 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018

We have not generated any revenues during the three-month ended September 30, 2019 and 2018. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2019, we incurred a net loss from operations of $109,564 due to general and administrative expenses of $71,792 and research and development expenses of $37,772 as compared to a net loss from operation of $1,521,745 due to general and administrative expenses of $1,514,327 and research and development expenses of $7,418 in the same period in the prior year.

Our general and administrative expenses decreased by $1,442,535 during the three months ended September 30, 2019 as compared to the prior year mainly due to expenses related to our rights offering during the three-months ended September 30, 2018.

Our R&D expenses increased by $30,354 during the three months ended September 30, 2019 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

During the three months ended September 30, 2019 and 2018, we incurred interest expense of $982 and $1,294, respectively.

During the three months ended September 30, 2019 and 2018, we incurred a net loss of $110,546 and $1,523,039, respectively.

Results of Operations during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

We have not generated any revenues during the nine-month period ended September 30, 2019 and 2018. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2019, we incurred a net loss from operations of $454,092 due to general and administrative expenses of $343,500 and research and development expenses of $110,592 as compared to a net loss from operations of $1,711,195 due to general and administrative expenses of $1,688,995 and research and development expenses of $22,200 in the same period in the prior year.

Our general and administrative expenses decreased by $1,345,495 during the nine months ended September 30, 2019 as compared to the prior year mainly due to expenses related to our rights offering during the three-months ended September 30, 2018.

Our R&D expenses increased by $88,392 during the nine months ended September 30, 2019 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

During the nine months ended September 30, 2019 and 2018, we incurred interest expense of $2,853 and $10,750, respectively.

During the nine months ended September 30, 2019 and 2018, we incurred a net loss of $456,945 and $1,721,945, respectively.

Liquidity, Capital Resources and Strategy

On September 30, 2019, we had current assets of $36,658 consisting of cash as compared to current assets of $390,495 at December 31, 2018 consisting of cash in the same amount. As of September 30, 2019 and December 31, 2018, we had other assets of $0 and $4,882, respectively. We had total assets of $36,658 as of September 30, 2019 and $395,377 as of December 31, 2018. We had current liabilities of $320,049 as of September 30, 2019 consisting of $1,564 in accrued interest, accrued salary of $252,580 and $65,905 in short-term notes payable to related parties. We had current liabilities of $224,676 as of December 31, 2018 consisting of $1,564 in accounts payable, $157,810 in accrued salary, accrued expenses of $27,566 and $37,736 in short-term notes payable to related parties. We had no long-term liabilities as of June 30, 2019 and December 31, 2018.

We used $382,006 in our operating activities during the nine months ended September 30, 2019, which was due to a net loss of $456,945 offset by imputed interest charges of $2,853, a decrease in prepaid expenses of $4,882 and an increase in accounts payable and accrued expenses of $67,204.

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

We financed our negative cash flow from operations during the nine months ended September 30, 2019 through proceeds of $28,169 from related party borrowings and cash on hand.

We financed our negative cash flow from operations during the nine months ended September 30, 2018 through proceeds of $1,795,147 from our rights offering and $64,648 from related party borrowings.

We had no investing activities during the nine months ended September 30, 2019 and 2018.

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

The Company has reported a net loss of $456,945 during the nine months ended September 30, 2019 and had a total accumulated deficit of $34,089,470 as of September 30, 2019.

The Company had no revenues from operations during the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had $36,658 cash on hand and had negative working capital of $283,391.

We believe that our current cash on hand of $36,658, as of September 30, 2019, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US in the first half of 2020. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

As of September 30, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2019. Management has identified corrective actions to address the weaknesses and plans to implement them during the first quarter of 2020.

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
Date: November 14, 2019

By:	/s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date: November 14, 2019

