Form 10-K
period 2019-12-31
E-Qure Corp.
filed 2020-04-13
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 0-54862

E-QURE CORP.

(Exact Name Of Registrant As Specified In Its Charter)

Delaware	47-1691054
(State of Incorporation)	(I.R.S. Employer Identification No.)

20 West 64th Street, Suite 39G, New York, NY	10023
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s Telephone Number, Including Area Code: (972) 8 916-7333

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities Registered Pursuant to Section 12(g) of The Act: Common Stock, $0.00001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2019, the aggregate market value of the 24,133,806 common stock held by non-affiliates of the Registrant was approximately $2,413,380 based on $0.10 per share, the last trade of the Registrants common stock on June 30, 2019. On April 13, 2020, the Registrant had 34,546,060 shares of common stock outstanding.

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

Our BST Device has the Communaute Europeenne (“CE”) mark and is approved to be sold in the EU market. We are planning to initiate a FDA clinical trial for the purpose of obtaining approval from the United States Food and Drug Administration (the “FDA”), which we reasonably believe should commence in the third quarter of 2020. We expect the costs related to this clinical trial to be approximately $1.8 million. We estimate that the initial phase of the first 10 patients (out of 90) to cost $200K.

The Company’s success greatly depends upon the successful FDA clinical trial of its BST Device as well as our ability to raise sufficient equity capital. We successfully completed a Units Rights Offering in 2019. The Device may need additional development and there can be no assurance that we will, in fact, achieve the requisite safety and efficacy, prerequisites for FDA approval and/or that FDA approval will be received in a timely manner, if at all. Nevertheless, the Company believes that its BST Device’s design and procedure is safe and effective, but the path to commercial success in the US, even if FDA approval is granted, may take more time and may be more costly that we expect or for which we have sufficient resources at the present.

Our BST Device is designed to treat chronic wounds – primarily Stage III and Stage IV ulcers, which we believe comprises about 11% and 7% of all chronic wounds, respectively, and severe Stage II wounds.

Our anticipated plan to be able to sell the BST Device commercially in the United States, assuming success in our FDA approval process, is not expected before the end of 2020. We have not generated any sales revenues from our BST Device to date other than the payment of US$40,000 we have received from Colombia in January 2018 representing an initial order for our BST Device.

Recent Developments

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be performed in 3-5 sites including leading clinics and hospitals in Israel. The Company intends to enroll the first patients to the study during the first quarter of 2020 and expects the trial to be conducted for 12-18 months until completion.

The Company has concluded a 35-wound, one arm clinical pilot, treating recalcitrant wounds in a leading wound clinic in Tel Aviv Israel, with 78% of the treated wounds completely healed within 20 weeks (Avg. wound duration at the base was 8 months) and an additional 16% of the treated wounds reaching wound area reduction of greater than 75%. Only 6% of the patients had no substantial positive clinical effect.

The Company’s distributor in Colombia, TekMedica SAS, has successfully concluded a clinical pilot study at the Hospital de la Samaritana in Bogota, Colombia. Starting in January 2020, Colsanitas, a leading Colombian HMO/Health insurance provider and operator of comprehensive healthcare services in Colombia and a member of the Sanitas group worldwide, will commence a clinical pilot study which is expected to be concluded by the end of the first half of 2020. If positive results are achieved, similar to those achieved in the Tel Aviv clinical trials, the Company believes that it will contribute to the penetration of the BST device treatment with Colsanitas health services in Colombia.

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

The Distribution Agreement provides that Registrant will provide Distributor with supplies of the BST Devise and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The Distributor will make an initial advance payment to be applied against the first year’s quota together with an initial order supported by a Letter of Credit with subsequent orders as part of the quota, as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The Distributor will be responsible for securing any product certification, permit, license or approval that may be required in the Territory for the marketing, sale, sublicensing and delivery and use of the BST Devise and Products in the Territory.

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

Marketing and Sales

The Company intends to launch marketing efforts in the US assuming receipt of FDA approval which we anticipate at the end of 2022, of which there can be no assurance. Until such time, most of our efforts will be related to internally preparing for the launch of our BST Device in the US as well as proceeding with marketing efforts in the EU, Colombia, Argentina and a few other territories.

Assuming FDA approval, which we reasonably believe can be achieved by end of 2022 based, in part, because of the approval that our BST Device has received in Europe. The Company plans to indirectly sell its wound treatment solution by entering into distribution agreements with distributors specializing in wound care therapy solutions or by creating its own sales and marketing force. The distributors or the Company will then sell the treatment to hospitals, nursing homes, geriatric institutions and private wound care clinics.

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

Patents, Trademarks, and Copyrights

The Company has filed a provisional patent with United States Patent and Trademark Office for the purpose of protecting the main features of our proprietary unique electrical healing signal BST Device. We have a list of all pending and granted patents to date attached as exhibit 10.9 to our S-1 Registration Statement as filed with the Company’s S-1 on September 6, 2014.

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

Timeline and Estimated Costs for Regulatory FDA Approval of Our BST Device

We expect FDA approval of our BST Device at the end of 2021 after total costs and expenses of approximately $1.5 million. We have received Investigative Device Exemption (IDE) approval from the FDA which involved a lengthier process and are currently preparing to commence our clinical trial in the U.S. To that end, we have engaged IMARC Research Inc., a leading clinical research organization located in Ohio, to conduct our Randomized Control Trial (RCT) based upon a monthly payment schedule with payments determined by the amount of work provided, the number of patients enrolled to the study and the expenses incurred IMARC during the RCT.

Based upon our current estimations, which we believe are based on sound business analysis after consultation with IMARC, we expect that we should be able to complete: (i) the first phase of the RCT with 10 patients by the end of Q4 2020; and (ii) the second phase of the RCT with 80 patients by the end of Q2 2021, depending on patient enrollment rate. We will incur fixed costs during the RCT and additional costs paid to IMARC and other service providers based upon the time devoted during the RCT process.

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including Israel and the United States.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations and vendors along their supply chain;
●	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not accepting home health visits;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;
●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with COVID-19, could continue to spread to additional countries, or could return to countries where the pandemic has been partially contained, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in Israel and the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in Israel and the United States and other countries to contain and treat the disease.

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

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of April 13, 2020, we have 34,546,060 shares of Common Stock outstanding of which 21,420,321 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see “Shares Eligible for Future Sale.”

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2019, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

	Fiscal 2019		Fiscal 2018		Fiscal 2017
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.08	$0.06	$0.51	$0.10	$0.51	$0.10
Second Quarter ended June 30	$0.17	$0.06	$0.23	$0.10	$0.23	$0.10
Third Quarter ended September 30	$0.10	$0.06	$0.15	$0.05	$0.15	$0.05
Fourth Quarter ended December 31	$0.10	$0.06	$0.08	$0.04	$0.08	$0.04

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

As of December 31, 2019 and 2018, all of the Option Shares granted for a term of 2 years under the 2015 Employee Incentive Plan to the persons above have vested.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2019 and 2018.

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

Issuances of Common Stock in 2019:

During the year ended December 31, 2019, we did not issue any restricted stock.

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

Recent Developments

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be performed in 3-5 sites including leading clinics and hospitals in Israel. The Company intends to enroll the first patients to the study during the first quarter of 2020 and expects the trial to be conducted for 12-18 months until completion.

The Company has concluded a 35-wound, one arm clinical pilot, treating recalcitrant wounds in a leading wound clinic in Tel Aviv Israel, with 78% of the treated wounds completely healed within 20 weeks (Avg. wound duration at the base was 8 months) and an additional 16% of the treated wounds reaching wound area reduction of greater than 75%. Only 6% of the patients had no substantial positive clinical effect.

The Company’s distributor in Colombia, TekMedica SAS, has successfully concluded a clinical pilot study at the Hospital de la Samaritana in Bogota, Colombia. Starting in January 2020, Colsanitas, a leading Colombian HMO/Health insurance provider and operator of comprehensive healthcare services in Colombia and a member of the Sanitas group worldwide, will commence a clinical pilot study which is expected to be concluded by the end of the first half of 2020. If positive results are achieved, similar to those achieved in the Tel Aviv clinical trials, the Company believes that it will contribute to the penetration of the BST device treatment with Colsanitas health services in Colombia.

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

Results of Operations during the year ended December 31, 2019 as compared to the year ended December 31, 2018

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2019, we incurred $429,804 in net loss from operations due to general and administrative expenses of $247,654 and research and development expenses of $182,150 as compared to a net loss from operations of $1,684,788 due to general and administrative expenses of $1,567,226 and research and development expenses of $117,562 during the year ended December 31, 2018. During the year ended December 31, 2019 and 2018, we had other expenses of $7,008 and 329,050, respectively.

Our net loss from continuing operations during the years 2019 and 2018 were $436,812 and 2,013,838, respectively.

Liquidity, Capital Resources and Strategy

On December 31, 2019, we had total assets of $18,278 consisting of cash in the same amount. As of December 31, 2018, we had total assets of $395,377 consisting of $390,495 in cash and $4,882 in long-term assets. We had total current liabilities of $277,381 as of December 31, 2019 consisting of $4,050 in accounts payable, $1,564 in accrued interest, $105,862 in accrued salaries and $165,905 in loans from shareholders.

We had total current liabilities of $224,676 as of December 31, 2018 consisting of $1,564 in accrued interest, $27,566 in accrued expenses, $157,810 in accrued salaries and $37,736 in loans from shareholders.

We used $500,386 in our operating activities during the year 2019, which was due to a net loss of $436,812 offset by imputed interest of $7,008, an increase in accounts payable of $4,050, a decrease of $4,882 in accounts receivable and prepaid expenses; and a decrease in accrued salary due to a related party of $79,514.

We used $1,480,261 in our operating activities during the year 2018, which was due to a net loss of $2,013,838 offset by imputed interest of $13,150, a loss related to a debt settlement of $315,900, an increase in accounts payable and accrued expenses of $125,027, a decrease in accounts receivable and prepaid expenses of $21,000 and a decrease of $58,500 in prepaid expenses and other assets.

We financed our negative cash flow from operations in 2019 through borrowings of $128,169 from related parties.

We financed our negative cash flow from operations in 2018 through proceeds from a rights-offering of $1,795,146 and borrowings of $64,648 from a related party.

We had no investing activities during the years ended December 31, 2019 and 2018.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor’s going concern opinion for the years 2019 and 2018. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $436,812 for the year ended December 31, 2019 and $2,013,838 for the year ended December 31, 2018 and had accumulated deficits of $34,069,337 and $33,632,525 as of December 31, 2019 and 2018, respectively.

The Company had no revenues from operations during the years ended December 31, 2019 and 2018. As of December 31, 2019, the Company had $18,278 cash on hand and had negative working capital of $259,103.

We believe that our current cash on hand of $18,278 as of December 31, 2019, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive FDA approval for our BST Device.

Our management believes that our operations will generate revenues in the US beginning of 2022. We expect that FDA approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2019 and 2018, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of E-Qure Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Qure Corp. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, TX

April 13, 2020

E-QURE CORP.

Balance Sheets

At December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$18,278	$390,495
Total current assets	18,278	390,495
Other assets	-	4,882
Total Assets	$18,278	$395,377

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$4,050	$-
Accrued interest, related party	1,564	1,564
Accrued salary, related party	105,862	157,810
Accrued expenses	-	27,566
Loan from shareholder, related party	165,905	37,736
Total current liabilities	277,381	224,676

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at December 31, 2019 and 2018, respectively.	345	345
Additional paid in capital	33,788,889	33,781,881
Stock payable	21,000	21,000
Accumulated deficit	(34,069,337)	(33,632,525)
Total stockholders’ equity (deficit)	(259,103)	170,701
Total Liabilities and Stockholders’ Equity (Deficit)	$18,278	$395,377

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations

For the Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018

Revenues	$-	$-

Expenses
General and administrative	(247,654)	(1,567,226)
Research and development	(182,150)	(117,562)
Total	(429,804)	(1,684,788)

Loss from operations	(429,804)	(1,684,788)

Other expense
Loss on debt conversion	-	(315,900)
Interest expense	(7,008)	(13,150)
Total other expenses	(7,008)	(329,050)
Total expenses	(436,812)	(2,013,838)

Loss from continuing operations before income tax	(436,812)	(2,013,838)
Income tax	-	-

Net loss	$(436,812)	$(2,013,838)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.01)	$(0.08)

Weighted average shares outstanding (basic and diluted)	34,546,060	26,680,834

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2019 and 2018

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance at December 31, 2017	22,237,562	$221	$31,325,045	$21,000	$(31,618,687)	$(272,421)
Loss on debt conversion	-	-	315,900	-	-	315,900
Capital raise	9,555,468	96	1,795,051	-	-	1,795,147
Conversion of debt into equity	2,753,030	28	275,275	-	-	275,303
Related party debt forgiveness	-	-	57,460	-	-	57,460
Imputed interest	-	-	13,150	-	-	13,150
Net loss	-	-	-	-	(2,013,838)	(2,013,838)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	7,008	-	-	7,008
Net loss	-	-	-	-	(436,812)	(436,812)
Balance at December 31, 2019	34,546,060	$345	$33,788,889	$21,000	$(34,069,337)	$(259,103)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net loss	$(436,812)	$(2,013,838)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	7,008	13,150
Loss on debt settlement	-	315,900
Changes in assets and liabilities:
Increase (decrease) in accounts payable	4,050	-
Increase (decrease) in accrued salary, related party	(79,514)	125,027
(Increase) decrease in accounts receivable and prepaid expenses	-	21,000
(Increase) decrease in other assets	4,882	58,500
Cash used in operating activities	(500,386)	(1,480,261)

Cash flow from financing activities:
Proceeds from issuance of common stock	-	1,795,146
Related party borrowings	128,169	64,648
Cash provided by financing activities	128,169	1,859,794

Change in cash	(372,217)	379,533
Cash - beginning of year	390,495	10,962
Cash - end of year	$18,278	$390,495

Non-cash financing transactions:
Debt and accrued wages converted into common stock	$-	$275,303
Forgiveness of debt	$-	$57,460

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.

Notes to Financial Statements

December 31, 2019

1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., (“EQUR” or the “Company”) is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2019, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2019 or 2018.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2019 and 2018, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued salaries due to related parties) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2019 and 2018 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2019

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2019 and 2018, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2019, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the twelve-month periods ended December 31, 2019 and 2018. All such adjustments are of a normal recurring nature.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders’ Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Issuances of Common Stock in 2019:

During the year ended December 31, 2019, we did not issue any restricted stock.

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

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of December 31, 2019 and 2018.

Stock Options

On January 1, 2015, the Company authorized the adoption of the 2015 Employee Incentive Plan.

Stock Options and Warrants Granted

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

Following is a table summarizing options still outstanding and exercisable along with exercise price and range of remaining term.

Name	Quantity	Exercise Price	Term
Avi Ohry	250,000	$1.00	24 Months
Dr. Ben Zion Weiner	350,000	$1.00	24 Months
Michael Sessler	150,000	$1.00	24 Months
Total	750,000

As of December 31, 2019 and 2018, all of the Option Shares granted under the 2015 Employee Incentive Plan to the persons under the terms outlined above have vested.

During the years ended December 31, 2019 and 2018, we expensed $0 in relation the options granted above.

During the year ended December 31, 2018, the Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants exercisable to purchase 0.5 shares of common stock at $0.50 per shares for a period of 24 months and Class B Warrants exercisable to purchase 0.5 shares of common stock at $1.25 per shares for a period of 36 months, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

Following is a table summarizing warrants outstanding and exercisable along with exercise price and range of remaining term.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years

Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

3. Notes Payable

During the year ended December 31, 2019 and 2018, the Company received advances on outstanding notes for a total of $128,169 and $37,736, respectively, from a related party. As of December 31, 2019 and 2018, the Company had outstanding loans due to related parties of $165,905 and $37,736, respectively.

	December 31, 2019	December 31, 2018
Itsik Ben Yesha, CTO	$100,000	$37,736
Michael Cohan, related party	$28,169	$-

During the year ended December 31, 2018, the Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

4. Other Assets

As of December 31, 2019 and 2018, the Company recorded $0 and $4,882, respectively, as other assets representing services to be repaid in cash or securities compliance services.

5. Related Party Transactions

During the year ended December 31, 2019 and 2018, the Company received advances on outstanding notes for a total of $128,169 and $37,736, respectively, from a related party. As of December 31, 2019 and 2018, the Company had outstanding loans due to related parties of $165,905 and $37,736, respectively.

During the year ended December 31, 2018, the Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

As of December 31, 2019 and December 31, 2018, we had accrued salaries of $105,862 and $157,810, respectively, due to three of our officers.

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

As of December 31, 2019 and 2018, all of the Option Shares granted under the 2015 Employee Incentive Plan to the persons under the terms outlined above have vested. During the years ended December 31, 2019 and 2018, we expensed $0 in relation the options granted above.

As of December 31, 2019 and 2018, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

We have a current operating loss carry-forward of $4,163,621 resulting in deferred tax assets of $874,360. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31
	2019		2018
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		874,360		782,630
Less valuation allowance		(874,360)		(782,630)
Net deferred asset		$-		$-

The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 were assuming a 21% effective tax rate.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009.

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

8. Commitments and Contingencies.

As of December 31, 2019 and 2018, there were no legal proceedings against the Company.

9. Subsequent Events

There were no subsequent events following the year ended December, 31, 2019 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2019, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2019 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and has begun implementation during 2020.

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2019:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Our directors were elected to serve until the next annual meeting of shareholders and until his respective successors will have been elected and will have qualified. The following table sets forth the name, age and position held with respect to our present director and executive officer:

Name	Age	Title	Executive Officer Since
Ohad Goren	48	Chief Executive Officer and director	06/2014
Gal Peleg	41	Chief Financial Officer	08/2014
Ron Weissberg	60	Chairman	12/2013
Itsik Ben Yesha	66	Chief Technology Officer and director	06/2014
Dr. Michael Sessler	60	Director	08/2014

Ohad Goren, age 48, Chief Executive Officer and director. During the past five years, Mr. Goren has served in the following positions: from 2011 through 2013 Mr. Goren served as an advisor to several biot-ech and high-tech startup companies. During 2010 and 2011, Mr. Goren served as CEO of Pollogen Ltd., a private Israeli company engaged in the development, manufacture and marketing of medical aesthetic devices with sales in Europe, North and South America, and major Asian countries. Prior to joining Pollogen Ltd., during 2008 to 2009, Mr. Goren served as a consultant to start-down companies principally in the biotechnology and hi-tech industries. From 2005 through 2008, Mr. Goren was the CEO of Lifewave Ltd., a public Israeli company, where he had responsibility for Lifewave’s IPO, overseeing the development of its chronic wound treatment device and Lifewave’s regulatory compliance, among other duties. From 1997 to 2005 Mr. Goren served as the Marketing and Sales Manager of the Services Division of Oracle Corp., in Israel. From 1990 to 1997 Mr. Goren served as the Deputy Consul at the Israeli Embassy, Washington, D.C. Mr. Goren received his BA degree and his MBA degree from the University of Maryland, in the U.S.

Gal Peleg, age 41, Chief Financial Officer. On August 21, 2014, the Registrant appointed Mr. Gal Peleg as Chief Financial Officer, replacing Ron Weissberg, the Registrant’s Chairman and principal stockholder, who had served as interim CFO since December 27, 2013. Mr. Weissberg will continue to serve as Chairman of the Board of Directors.

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

Ron Weissberg, age 60, Chairman of the Board since December 27, 2013. From December 27, 2013 until June 5, 2014, Mr. Weissberg served as the Registrant’s CEO, on which latter date the Board of Directors appointed Ohad Goren as the CEO. In addition, from December 27, 2013 until August 21, 2014, Mr. Weissberg also served as the Registrant’s CFO, on which latter date the Board of Directors appointed Mr. Gal Peleg as CFO.

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

Itsik Ben Yesha, age 66, Chief Technology Officer and director. He was a founder and a principal and involved in the Registrant’s efforts leading to the negotiations and closing of the above-referenced Patent Purchase Agreement. From 1991 through 2013, Mr. Ben Yesha was the founder and a partner of Hisense Ltd., an Israeli medical device company for respiratory monitoring devices for infants. He previously served as Executive Vice President of Lifewave Ltd. From 1998 to 2003 Mr. Ben Yesha was the Executive Vice President and VPL Division President with Valor Computerized Systems Ltd., a CAD/CAM Software company listed on the Frankfurt Stock Exchange and later acquired by Mentor Graphics (NASDAQ: MENT). From 1979 to 1997, Mr. Ben Yesha served in Tadiran Telecom Group in various rolls, starting as a R&D engineer, designing computerized electronic exchanges (Tadex, Coral), and finally serving as the CFO of Tadiran Wireless Telecom division, bringing it from $0 to $50 million in annual sales within 3 years.

Dr. Michael Sessler, age 60, Director. Dr. During the last 22 years, Dr. Sessler has been actively engaged in business development. From 1992 through 2009, Dr. Sessler was the director of business development for the Electra Consumer Products subsidiary of Elco Group (ELCO), a listed public company on the Tel-Aviv Stock Exchange (“TASE”) with total assets in excess of $1.3 billion and net revenues in excess of $1.9 billion in 2013. During his tenure at ELCO, Dr. Sessler also established and managed new ELCO businesses in Europe, Asia, South America and Australia and also served as Senior Vice President of Electra Group until 2009.

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

Audit Committee and Financial Expert, Compensation Committee, Nominations Committee. We do not have any of the above-mentioned standing committees because our corporate financial affairs and corporate governance are simple in nature at this stage of development and each financial transaction is approved by our sole officer or director.

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the third quarter of 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2019, 2018 and 2017.

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)
Ohad Goren, CEO	2019	0	0	0	0	0	0
	2018	0	0	0	0	0	0
	2017	140,400	0	0	0	0	0
Gal Peleg, CFO	2019	0	0	0	0	0	0
	2018	0	0	0	0	0	0
	2017	17,550	0	0	0	0	0
Itsik Ben Yesha, CTO	2019	72,500	0	0	0	0	0
	2018	72,500	0	0	0	0	0
	2017	72,500	0	0	0	0	0

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2019 and 2018 by the executive officers named in the Summary Compensation Table.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s Common Stock securities and the beneficial ownership of Registrant’s director and executive officer. As of April 13, 2020, the Registrant had 34,546,060 shares of Common Stock issued and outstanding.

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

(1) Applicable percentage ownership is based on 34,546,060 shares of Common Stock outstanding as of April 13, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 13, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2019 and 2018, the Company received advances on outstanding notes for a total of $128,169 and $37,736, respectively, from a related party.

During the year ended December 31, 2018, the Company’s chief executive officers and chairman converted debt and accrued wages in the aggregate amount of $275,303 into Units consisting of a total of: (i) 2,753,030 restricted shares, 1,376,515 Class A Warrants and Class B Warrants, having the same terms as the Class A and Class B Warrants set forth in the Reg S Unit Offering, and 2,750,000 Class C Warrants exercisable to purchase one share of Common Stock at a price of $1.00 per Share. The warrants were valued at $385,552 using the Black- Scholes valuation model and were recorded for a total as loss on conversion on debt under additional paid in capital of $315,900.

As of December 31, 2019 and December 31, 2018, we had accrued salaries of $105,862 and $157,810, respectively, due to three of our officers.

As of December 31, 2019 and 2018, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC (“M&K”) as independent public accountant for the fiscal year ended December 31, 2019 and 2018.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Audit fees (1)	$9,300	$9,300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

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

E-Qure Corp.

Date: April 13, 2020	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2020	By:	/s/ Gal Paleg
	Name:	Gal Paleg
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

