Form 10-Q
period 2020-03-31
E-Qure Corp.
filed 2020-06-25
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On June 25, 2020, the Registrant had 34,546,060 shares of common stock outstanding.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$193,878	$18,278
Total current assets	193,878	18,278
Other assets	-	-
Total Assets	$193,878	$18,278

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$-	$4,050
Accrued interest, related party	1,564	1,564
Accrued salary, related party	167,287	105,862
Accrued expenses	-	-
Loan from shareholder, related party	165,905	165,905
Total current liabilities	334,756	277,381

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at March 31, 2020 and December 31, 2019	345	345
Additional paid in capital	33,793,025	33,788,889
Stock payable	291,976	21,000
Accumulated deficit	(34,226,224)	(34,069,337)
Total stockholders’ equity (deficit)	(140,878)	(259,103)
Total Liabilities and Stockholders’ Equity (Deficit)	$193,878	$18,278

E-QURE CORP.

Statements of Operations

For The Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019

Revenues	$-	$-

Expenses
General and administrative	93,371	119,541
Research and development	59,380	43,581
Total	152,751	163,122

Other income (expenses)
Interest expense	4,136	930
Total expenses	4,136	930

Loss from continuing operations before income taxes	(156,887)	(164,052)
Income tax	-	-
Net loss	$(156,887)	$(164,052)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	34,546,060	34,546,060

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Three-Month Periods ended March 31, 2020 and 2019

(Unaudited)

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	930	-	-	930
Net loss	-	-	-	-	(164,052)	(164,052)
Balance at March 31, 2019	34,546,060	$345	$33,782,811	$21,000	$(33,796,577)	$7,579

Balance at December 31, 2019	34,546,060	345	33,788,889	21,000	(34,069,337)	(259,103)
Stock payable				270,976		270,976
Imputed interest	-	-	4,136	-	-	4,136
Net loss	-	-	-	-	(156,887)	(156,887)
Balance at March 31, 2020	34,546,060	$345	$33,793,025	$291,976	$(34,226,224)	$(140,878)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(156,887)	$(164,052)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	4,136	930
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	57,375	19,819
Increase (decrease) in prepaid expenses and other assets	-	4,882
Cash provided by (used in) operating activities	(95,376)	(138,421)

Cash flow from financing activities:
Proceeds from stock payable	270,976	-
Cash provided by financing activities	270,976	-

Change in cash	175,600	(138,421)
Cash - beginning of period	18,278	390,495
Cash - end of period	$193,878	$252,074

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

March 31, 2020

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2020 and December 31, 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

In determining fair value, the Company utilizes valuation techniques in its assessment that maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents the Company’s financial assets and liabilities that are carried at fair value, classified according to the three categories described above:

Fair Value Measurements at March 31, 2020

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2019

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2020 and December 31, 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At March 31, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

In the opinion of management, the information furnished in these interim financial statements reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2020 and 2019. All such adjustments are of a normal recurring nature.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

2. Stockholders’ Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Issuances of Common Stock During the Period ended March 31, 2020:

The Company did not issue any Common Stock during the three months ended March 31, 2020.

Issuances of Common Stock in 2019:

During the year ended December 31, 2019, we did not issue any restricted stock.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of March 31, 2020 and December 31, 2019.

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

3. Notes Payable

During the period ended March 31, 2020 and the year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of March 31, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905.

	March 31, 2020	December 31, 2019
Itsik Ben Yesha, CTO	$137,736	$137,736
Investor, unrelated party	$28,169	$28,169

4. Related Party Transactions not Disclosed Elsewhere

During the period ended March 31, 2020 year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of March 31, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905.

During the three months ended, the Company received proceeds from stock subscriptions of $270,976. These stock subscriptions have been recorded as stock payable as the conversion ratio has not yet been determined. Itsik Ben Yesha, our CTO, invested $120,906 and unrelated investors invested $150,070.

As of March 31, 2020 and December 31, 2019, we had accrued salaries of $167,287 and $105,862, respectively, due to three of our officers.

As of March 31, 2020 and December 31, 2019, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2020 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019

We have not generated any revenues during the three-month ended March 31, 2020 and 2019. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three month ended March 31, 2020, we incurred a net loss from operations of $152,751 due to general and administrative expenses of $93,371 and research and development expenses of $59,380 as compared to a net loss from operation of $163,122 due to general and administrative expenses of $119,541 and research and development expenses of $43,581 in the same period in the prior year.

During the three months ended March 31, 2020 and 2019, we incurred interest expenses of $4,136 and 930, respectively.

During the three months ended March 31, 2020 and 2019, we had a net loss of $156,887 and $164,052, respectively.

Liquidity, Capital Resources and Strategy

On March 31, 2020, we had total assets of $193,878 consisting of cash in the same amount. On December 31, 2019, we had total assets of $18,278 consisting of cash in the same amount. We had total current liabilities of $334,756 as of March 31, 2020 consisting of $1,564 in accrued interest, $167,287 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $277,381 as of December 31, 2019 consisting of $4,050 in accounts payable, $1,564 in accrued interest, $105,862 in accrued salaries and $165,905 in loans from shareholders.

We used $95,376 in our operating activities during the three months ended March 31, 2020, which was due to a net loss of $156,887 offset by imputed interest of $4,136 and an increase in accounts payable and accrued expenses of $57,375.

We used $138,421 in our operating activities during the three months ended March 31, 2019, which was due to a net loss of $164,052 offset by imputed interest of $930, an increase in accounts payable and accrued expenses of $19,819 and an increase in prepaid expenses and other assets of $4,882.

We financed our negative cash flow from operations during the three months ended March 31, 2020 through proceeds from stock payable of $270,976. We had no financing activities during the three months ended March 31, 2019.

We had no investing activities during the three months ended March 31, 2020 and 2019.

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

The Company has reported a net loss of $156,887 during the three months ended March 31, 2020 and $436,812 for the year ended December 31, 2019 and had accumulated deficits of $34,226,224 and $34,069,337 as of March 31, 2020 and December 31, 2019, respectively.

The Company had no revenues from operations during the three months ended March 31, 2020 and 2019. As of March 31,2020, the Company had $193,878 cash on hand and had negative working capital of $141,027.

We believe that our current cash on hand of $193,878 as of March 31, 2020, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended March 31, 2020, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2020 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2020. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2020.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results.

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

E-Qure Corp.

Date: June 25, 2020	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 25, 2020	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

