Form 10-Q
period 2020-06-30
E-Qure Corp.
filed 2020-09-17
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On September 17, 2020, the Registrant had 34,546,060 shares of common stock outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$243,867	$18,278
Total current assets	243,867	18,278
Total Assets	$243,867	$18,278

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$-	$4,050
Accrued interest, related party	1,564	1,564
Accrued salary, related party	209,407	105,862
Loan from shareholder, related party	165,905	165,905
Total current liabilities	376,876	277,381

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at June 30, 2020 and December 31, 2019	345	345
Additional paid in capital	33,797,162	33,788,889
Stock payable	381,416	21,000
Accumulated deficit	(34,311,932)	(34,069,337)
Total stockholders’ equity (deficit)	(133,009)	(259,103)
Total Liabilities and Stockholders’ Equity (Deficit)	$243,867	$18,278

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$-	$-	$-	$-

Expenses
General and administrative	(99,165)	(152,167)	(192,536)	(271,708)
Research and development	(33,972)	(29,239)	(93,352)	(72,820)
Total	(133,137)	(181,406)	(285,888)	(344,528)

Other income (expenses)
Other income	51,566	-	51,566	-
Interest expense	(4,137)	(941)	(8,273)	(1,871)
Total other income (expenses)	47,429	(941)	43,293	(1,871)

Loss from continuing operations before income taxes	(85,708)	(182,347)	(242,595)	(346,399)
Income tax	-	-	-	-
Net loss	$(85,708)	$(182,347)	$(242,595)	$(346,399)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	34,546,060	34,546,243	34,546,060	34,546,243

See Notes to Unaudited Interim Financial Statements

E-QURE CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Six-Month Periods ended June 30, 2020 and 2019

(Unaudited)

			Additional			Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	1,871	-	-	1,871
Net loss	-	-	-	-	(346,399)	(346,399)
Balance at June 30, 2019	34,546,060	$345	$33,783,752	$21,000	$(33,978,924)	$(173,827)
Balance at December 31, 2019	34,546,060	345	33,788,889	21,000	(34,069,337)	(259,103)
Stock payable	-	-	-	360,416	-	360,416
Imputed interest	-	-	8,273	-	-	8,273
Net loss	-	-	-	-	(242,595)	(242,595)
Balance at June 30, 2020	34,546,060	$345	$33,797,162	$381,416	$(34,311,932)	$(133,009)

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(242,595)	$(346,399)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	8,273	1,871
Changes in assets and liabilities:
Increase (decrease) in accounts receivable and prepaid expenses	-	4,882
Increase (decrease) in accounts payable	(4,050)	-
Increase (decrease) in accounts payable and accrued expenses – related party	103,545	67,204
Cash used in operating activities	(134,827)	(272,442)

Cash flow from financing activities:
Proceeds from stock payable	360,416	-
Cash provided by financing activities	360,416	-

Change in cash	225,589	(272,442)
Cash - beginning of period	18,278	390,495
Cash - end of period	$243,867	$118,053

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

June, 30 2020

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2020 and December 31, 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2020

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2020 and December 31, 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At June 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Issuances of Common Stock During the Period ended June 30, 2020:

During the six-month period ended June 30, 2020, the Company received proceeds of $360,416 from shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock in 2019:

During the year ended December 31, 2019, we did not issue any shares of common stock.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of June 30, 2020 and December 31, 2019.

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

3. Notes Payable

During the period ended June 30, 2020 and the year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of June 30, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905.

	June 30, 2020	December 31, 2019
Itsik Ben Yesha, CTO	$100,000	$137,736
Investor, related party	$65,905	$28,169

4. Related Party Transactions not Disclosed Elsewhere

During the period ended June 30, 2020 year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of June 30, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905.

During the six months ended June 30, 2020, the Company received total proceeds from stock subscriptions of $360,416 or $0.10 per share. As of June 30, 2020, Itsik Ben Yesha, our CTO, invested $100,000 and a related party investors invested $65,905.

As of June 30, 2020 and December 31, 2019, we had accrued salaries of $209,407 and $105,862, respectively, due to three of our officers.

As of June 30, 2020 and December 31, 2019, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

5. Other Income

During the three months ended June 30, 2020, the Company received a VAT refund of $51,566 from the Israel tax authority paid in the prior years and was expensed as incurred in those prior years due to uncertain collection.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt and equity financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that investors will continue to provide capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt and/or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

7. Subsequent Events

There were no subsequent events following the period ended June 30, 2020 through the date the financial statements were issued that would materially affect the financial statements.

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

Recent Developments

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be performed in 3-5 sites including leading clinics and hospitals in Israel. The Company intends to enroll the first patients to the study during the second quarter of 2021 and expects the trial to be conducted for 12-18 months until completion.

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

The Company’s distributor in Colombia, TekMedica SAS, has successfully concluded a clinical pilot study at the Hospital de la Samaritana in Bogota, Colombia. Starting in January 2020, Colsanitas, a leading Colombian HMO/Health insurance provider and operator of comprehensive healthcare services in Colombia and a member of the Sanitas group worldwide, will commence a clinical pilot study which is expected to be concluded by the end of the second quarter of 2021. If positive results are achieved, similar to those achieved in the Tel Aviv clinical trials, the Company believes that it will contribute to the penetration of the BST device treatment with Colsanitas health services in Colombia.

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

Results of Operations during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019

We have not generated any revenues during the three-month period ended June 30, 2020 and 2019. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended June 30, 2020, we incurred a net loss from operations of $133,137 due to general and administrative expenses of $99,165 and research and development expenses of $33,972 as compared to a net loss from operation of $181,406 due to general and administrative expenses of $152,167 and research and development expenses of $29,239 in the same period in the prior year.

Our R&D expenses increased by $4,733 during the three months ended June 30, 2020 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

During the three months ended June 30, 2020 and 2019, we received other income of $51,566 and $0, respectively; and incurred interest expenses of $4,137 and $941, respectively.

During the three months ended June 30, 2020 and 2019, we had a net loss of $85,708 and $182,237, respectively.

Results of Operations during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019

We have not generated any revenues during the six months ended June 30, 2020 and 2019. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six months ended June 30, 2020, we incurred a net loss from operations of $285,888 due to general and administrative expenses of $192,536 and research and development expenses of $93,352 as compared to a net loss from operation of $344,528 due to general and administrative expenses of $271,708 and research and development expenses of $72,820 in the same period in the prior year.

Our R&D expenses increased by $20,532 during the six months ended June 30, 2020 as compared to the prior year mainly due to increased expenses related to obtaining FDA approval for our BST device.

During the six months ended June 30, 2020 and 2019, we received other income of $51,566 and $0, respectively; and incurred interest expenses of $8,273 and $1,871, respectively.

During the six months ended June 30, 2020 and 2019, we had a net loss of $242,595 and $346,399, respectively.

Liquidity, Capital Resources and Strategy

On June 30, 2020, we had total assets of $243,867 consisting of cash in the same amount. On December 31, 2019, we had total assets of $18,278 consisting of cash in the same amount. We had total current liabilities of $376,876 as of June 30, 2020 consisting of $1,564 in accrued interest, $209,407 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $277,381 as of December 31, 2019 consisting of $4,050 in accounts payable, $1,564 in accrued interest, $105,862 in accrued salaries and $165,905 in loans from shareholders.

We used $134,827 in our operating activities during the six months ended June 30, 2020, which was due to a net loss of $242,595 offset by imputed interest of $8,273 and an increase in accounts payable and accrued expenses of $99,495.

We used $272,442 in our operating activities during the six months ended June 30, 2019, which was due to a net loss of $346,399 offset by imputed interest of $1,871, an increase of $4,882 in accounts receivable and prepaid expenses and an increase of $67,204 in accounts payable and accrued expenses.

We financed our negative cash flow from operations during the six months ended June 30, 2020 through proceeds from stock payables of $360,416. We had no financing activities during the six months ended June 30, 2019.

We had no investing activities during the six months ended June 30, 2020 and 2019.

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

The Company has reported a net loss of $242,595 during the six months ended June 30, 2020 and $436,812 for the year ended December 31, 2019 and had accumulated deficits of $34,311,932 and $34,069,337 as of June 30, 2020 and December 31, 2019, respectively.

The Company had no revenues from operations during the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had $243,867 cash on hand and had negative working capital of $133,009.

We believe that our current cash on hand of $243,867 as of June 30, 2020, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2020. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2020.

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

E-Qure Corp.

Date: September 17, 2020	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 17, 2020	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

