Form 10-Q
period 2020-09-30
E-Qure Corp.
filed 2020-11-13
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 13, 2020, the Registrant had 34,546,060 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$204,365	$18,278
Total current assets	204,365	18,278
Total Assets	$204,365	$18,278

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable - trade	$-	$4,050
Accrued interest, related party	1,564	1,564
Accrued salary, related party	251,527	105,862
Loan from shareholder, related party	165,905	165,905
Total current liabilities	418,996	277,381

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at September 30, 2020 and December 31, 2019	345	345
Additional paid in capital	33,801,343	33,788,889
Stock payable	468,600	21,000
Accumulated deficit	(34,484,919)	(34,069,337)
Total stockholders’ equity (deficit)	(214,631)	(259,103)
Total Liabilities and Stockholders’ Equity (Deficit)	$204,365	$18,278

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2020 and 2019

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$-	$-	$-	$-

Expenses
General and administrative	107,681	71,792	300,217	343,500
Research and development	61,499	37,772	154,851	110,592
Total	169,180	109,564	455,068	454,092

(Loss) from operations	(169,180)	(109,564)	(455,068)	(454,092)
Income tax	-	-	-	-

Other income (expenses):
Other income	374	-	51,940	-
Interest expense	(4,181)	(982)	(12,454)	(2,853)
Total other expenses	(3,807)	(982)	(39,486)	-)

Net loss	$(172,987)	$(110,546)	$(415,582)	$(456,945)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.07)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding (basic and diluted)	34,546,060	34,546,243	34,546,060	34,546,243

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine-Month Period ended September 30, 2020 and 2019

(Unaudited)

	Common		Paid-in	Stock	Accumulated	Equity
	Shares	Amount	Capital	Payable	Deficit	(Deficit)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	$170,701
Imputed interest	-	-	2,853	-	-	2,853
Net loss	-	-	-	-	(456,945)	(456,945)
Balance at September 30, 2019	34,546,060	$345	$33,784,734	$21,000	$(34,089,470)	$(283,391)
Balance at December 31, 2019	34,546,060	345	33,788,889	21,000	(34,069,337)	(259,103)
Stock payable	-	-	-	447,600	-	447,600
Imputed interest	-	-	12,454	-	-	12,454
Net loss	-	-	-	-	(415,582)	(415,582)
Balance at September 30, 2020	34,546,060	$345	$33,801,343	$468,600	$(34,484,919)	$(214,631)

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(415,582)	$(456,945)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	12,454	2,853
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	-	4,882
Increase (decrease) in accounts payable	(4,050)	-
Increase (decrease) in accrued salary, related party	145,665	67,204
Cash used in operating activities	(261,513)	(382,006)

Cash flow from financing activities:
Related party borrowings	-	28,169
Proceeds from stock payable	447,600	-
Cash provided by financing activities	447,600	28,169

Change in cash	186,087	(353,837
Cash - beginning of period	18,278	390,495
Cash - end of period	$204,365	$36,658

Non-cash transaction:

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Notes to Unaudited Financial Statements

September 30, 2020

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2020 and December 31, 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2020

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2020 and December 31, 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009. We are not under examination by any jurisdiction for any tax year. At September 30, 2020, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Issuances of Common Stock During the Period ended September 30, 2020:

During the nine-month period ended September 30, 2020, the Company received proceeds of $447,600 from shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock During the Period ended September 30, 2019:

The Company did not issue any Common Stock during the three and nine months ended September 30, 2019.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of September 30, 2020 and December 31, 2019.

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

3. Notes Payable

During the period ended September 30, 2020 and the year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of September 30, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905. During the period ended September 30, 2020 and December 31, 2019, the Company incurred imputed interest charges of $12,454 and $2,853, respectively.

	September 30, 2020	December 31, 2019
Itsik Ben Yesha, CTO	$100,000	$137,736
Investor, related party	$65,905	$28,169

All notes payable amounts are due on demand.

4. Related Party Transactions not Disclosed Elsewhere

During the period ended September 30, 2020 year ended December 31, 2019, the Company received advances on outstanding notes for a total of $0 and $128,169, respectively, from a related party. As of September 30, 2020 and December 31, 2019, the Company had outstanding loans due to related parties of $165,905. During the period ended September 30, 2020 and December 31, 2019, the Company incurred imputed interest charges of $12,454 and $2,853, respectively. As of September 30, 2020, Itsik Ben Yesha with $100,000 as related party.

During the nine months ended September 30, 2020, the Company received total proceeds from stock subscriptions of $447,600 or $0.10 per share.

As of September 30, 2020 and December 31, 2019, we had accrued salaries of $251,527 and $105,862, respectively, due to three of our officers.

As of September 30, 2020 and December 31, 2019, we had accrued interest of $1,564 due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

5. Other Income

During the three and nine months-period ended September 30, 2020, the Company received a 17% VAT refund of $374 and $51,940, respectively, from the Israel tax authority related to previous tax payments made during the fiscal years 2019 and 2018. These refunds were expensed as incurred in those prior years due to uncertain collection.

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

7. Subsequent Events

There were no subsequent events following the period ended September 30, 2020 through the date the financial statements were issued that would materially affect the financial statements.

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

The Distribution Agreement provides that Registrant will provide Distributor with supplies of the BST Device and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The Distributor will make an initial advance payment to be applied against the first year’s quota together with an initial order supported by a Letter of Credit with subsequent orders as part of the quota, as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The Distributor will be responsible for securing any product certification, permit, license or approval that may be required in the Territory for the marketing, sale, sublicensing and delivery and use of the BST Devise and Products in the Territory.

Results of Operations during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019

We have not generated any revenues during the three-month ended September 30, 2020 and 2019. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three months ended September 30, 2020, we incurred a net loss from operations of $169,180 due to general and administrative expenses of $107,681 and research and development expenses of $61,499 as compared to a net loss from operation of $109,564 due to general and administrative expenses of $71,792 and research and development expenses of $37,772 in the same period in the prior year.

Our general and administrative expenses increased by $35,889 during the three months ended September 30, 2020 as compared to the three-months ended September 30, 2019.

Our R&D expenses increased by $23,727 during the three months ended September 30, 2020 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

During the three months ended September 30, 2020 and 2019, we received other income related to tax refunds of $374 and $0, respectively. During the three months ended September 30, 2020 and 2019, we incurred interest expense of $4,181 and $982, respectively.

During the three months ended September 30, 2020 and 2019, we had a net loss of $172,987 and $110,546, respectively.

Results of Operations during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

We have not generated any revenues during the nine-month period ended September 30, 2020 and 2019. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine months ended September 30, 2020, we incurred a net loss from operations of $455,068 due to general and administrative expenses of $300,217 and research and development expenses of $154,851 as compared to a net loss from operations of $454,092 due to general and administrative expenses of $343,500 and research and development expenses of $110,592 in the same period in the prior year.

Our general and administrative expenses decreased by $43,283 during the nine months ended September 30, 2020 as compared to the three-months ended September 30, 2019.

Our R&D expenses increased by $44,259 during the nine months ended September 30, 2020 as compared to the prior year mainly due to increased expenses related to FDA approval for our BST device.

During the nine months ended September 30, 2020 and 2019, we received other income related to tax refunds of $51,940 and $0, respectively. During the nine months ended September 30, 2020 and 2019, we incurred interest expense of $12,454 and $2,853, respectively.

During the nine months ended September 30, 2019 and 2018, we had a net loss of $415,582 and $456,945, respectively.

Liquidity, Capital Resources and Strategy

On September 30, 2020, we had total assets of $204,365 consisting of cash in the same amount. On December 31, 2019, we had total assets of $18,278 consisting of cash in the same amount. We had total current liabilities of $418,996 as of September 30, 2020 consisting of $1,564 in accrued interest, $251,527 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $277,381 as of December 31, 2019 consisting of $4,050 in accounts payable, $1,564 in accrued interest, $105,862 in accrued salaries and $165,905 in loans from shareholders.

We used $261,513 in our operating activities during the nine months ended September 30, 2020, which was due to a net loss of $415,582 offset by imputed interest of $12,454, an increase in accounts payable of $4,050 and an increase in accounts payable and accrued expenses of $145,665.

We used $382,006 in our operating activities during the nine months ended September 30, 2019, which was due to a net loss of $456,945 offset by imputed interest of $2,853, an increase of $4,882 in prepaid expenses and an increase of $67,204 in accounts payable and accrued expenses.

We financed our negative cash flow from operations during the nine months ended September 30, 2020 through proceeds from stock payables of $447,600. We financed our negative cash flow from operations during the nine months ended September 30, 2019 through proceeds of $28,169 from related party borrowings and cash on hand.

We had no investing activities during the nine months ended September 30, 2020 and 2019.

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

The Company has reported a net loss of $415,582 during the nine months ended September 30, 2020 and $436,812 for the year ended December 31, 2019 and had accumulated deficits of $34,484,919 and $34,069,337 as of September 30, 2020 and December 31, 2019, respectively.

The Company had no revenues from operations during the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had $204,365 cash on hand and had negative working capital of $214,631.

We believe that our current cash on hand of $204,365 as of September 30, 2020, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Our future financing transactions may include the issuance of equity and/or debt securities. In the event that we seek to raise funds through additional private placements of equity or convertible debt, the trading price of our common stock could be adversely affected. Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. We are not aware of any material trend, event or capital commitment, which would or could potentially adversely affect our liquidity. We do not have any arrangements with potential investors or lenders to provide us with any additional financing and there can be no assurance that any such additional financing will be available when required in order to proceed with the business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.

As of September 30, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2020. Management has identified corrective actions to address the weaknesses and plans to implement them during the fiscal year 2020.

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

E-QURE COR.

By:	/s/ Ohad Goren
Ohad Goren
Chief Executive Officer
(Principal Executive Officer)
Date:	November 13, 2020

By:	/s/ Gal Peleg
Gal Peleg
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)
Date:	November 13, 2020

