Form 10-K
period 2020-12-31
E-Qure Corp.
filed 2021-04-30
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

On June 30, 2020, the aggregate market value of the 24,133,806 common stock held by non-affiliates of the Registrant was approximately $1,810,035 based on $0.075 per share, the last trade of the Registrants common stock on June 30, 2020. On April 30, 2021, the Registrant had 34,546,060 shares of common stock outstanding.

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

The Company’s success greatly depends upon the successful completion of the clinical trial of its BST Device as well as our ability to raise sufficient equity capital. We successfully completed a Units Rights Offering in 2018 and raised approximately $1.8 million. The Device may need additional development and there can be no assurance that we will, in fact, achieve the requisite safety and efficacy, prerequisites for regulatory approval and/or that approval will be received in a timely manner, if at all. Nevertheless, the Company believes that its BST Device’s design and procedure is safe and effective, but the path to commercial success, even if regulatory approval is granted, may take more time and may be more costly that we expect or for which we have sufficient resources at the present.

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

Recent Developments

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be conducted at 3 to 5 sites including leading clinics and hospitals in Israel. To date, we have agreements with two outpatient clinics and one private clinic to conduct our clinical trial study. We have enrolled 15 to 20 patients out of the required minimum 60 patients for our study. Our enrollment process has been negatively impacted by COVID 19, but expect to complete our enrollment by the end of the year 2021. We expect trial completion within 12 to 18 months upon completion of the enrollment. We plan to enroll between 60 to 100 patients based on a ratio of 2:1 between BST treatment group and the control group receiving only standard care. The double arm clinical trial will be conducted on patients with diabetic foot ulcers. The BST arm will be treated with the BST device three times a day. Our trial protocol requires two weeks of pre-trial screening to determine if the wounds qualify for the trial by showing no self-healing of more than 10%. Subsequent to the screening period, the trial period will consist of 112 treatment days with the BST device followed by 28 days monitoring the post-treatment wounds. The control group will be monitored the same way except it will not receive the BST device treatment.

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

The Company’s distributor in Colombia, TekMedica SAS, has successfully concluded a clinical pilot study at the Hospital de la Samaritana in Bogota, Colombia. Colsanitas, a leading Colombian HMO/Health insurance provider and operator of comprehensive healthcare services in Colombia and a member of the Sanitas group worldwide, intends to commence a clinical pilot study which is expected to be concluded by the end of the year 2021. If positive results are achieved, similar to those achieved in the one arm clinical pilot in Tel Aviv, Israel, the Company believes that upon regulatory approval it will be successful in marketing and selling the BST device treatment with to Colsanitas health services in Colombia.

On February 20, 2017, the Registrant received the official certification from the Israeli Ministry of Health authorizing the use of the Registrant’s BST Device in Israel. The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

On January 8, 2017, the Registrant entered into a five-year distribution agreement (the “Distribution Agreement”) with TekMedica SAS, organized under the laws of Colombia (“TekMedica” or the “Distributor”). Pursuant to the Distribution Agreement, the Registrant granted TekMedica the exclusive rights to distribute the Registrant’s medical device for the treatment of chronic wounds (the “BST Device™”) and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Colombia (the “Territory”). The Company terminated its Distribution Agreement with TekMedica in March 2021.

Our distribution agreements provide that the Company will provide the distributor with supplies of the BST Devise and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The distributor will make an initial advance payment to be applied against the first year’s quota as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The distributor will be responsible for securing any product certification, permit, license or approval that may be required in the territory for the marketing, sale, sublicensing and delivery and use of the BST Devise in the territory.

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

Assuming regulatory approval, which we reasonably believe can be achieved by end of 2022. The Company plans to indirectly sell its wound treatment solution by entering into distribution agreements with distributors specializing in wound care therapy solutions or by creating its own sales and marketing force. The distributors or the Company will then sell the treatment to hospitals, nursing homes, geriatric institutions and private wound care clinics.

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

Government Regulation

Our operations and the marketing of our BST Device is subject to extensive regulation by numerous federal and state governmental authorities. There can be no assurance that governmental regulatory agencies or a third party will not contend that certain aspects of our business and our BST Device is either subject to or is not in compliance with applicable laws, regulations or rules or that the state or federal regulatory agencies or courts would interpret such laws, regulations and rules in our favor. The sanctions for failure to comply with such laws, regulations or rules could include denial of the right to conduct business, significant fines and criminal and civil penalties. Additionally, any increase in the complexity or substantive requirements of such laws, regulations or rules could have a material adverse effect on our business.

Any change in current regulatory requirements or related interpretations by or positions of, state officials where we operate could adversely affect our operations within those states. State regulatory requirements could adversely affect our ability to establish operations in such other states.

We intend to seek FDA approval of our BST devise in the future at which point various state and federal laws apply to the operations of medical device providers including, but are not limited to, the following:

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

We expect trial results by the end of 2022. Clinical testing may be expected to take a significant amount of time, is expensive and carries uncertain outcomes. The initiation and completion of the trial study may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

● the institutional review boards or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

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

If We Fail To Develop And Retain Our Sales Force, Our Business Could Suffer.

We plan to develop a direct sales force. As we launch our product, assuming that we are successful in securing regulatory approval, any efforts to increase our marketing efforts and expand into new geographies will be dependent on our ability to hire and retain, as well as grow and develop our sales personnel. We intend to make a significant investment in recruiting and training sales representatives. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process may be expected to be lengthy because it requires significant education for new sales representatives to achieve the level of competency with our product and meet the expectations of potential clients. Upon completion of the training, and any previous experience in marketing medical devices, generally, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect and our financial performance will suffer. Also, to the extent we hire personnel from our competitors, we may have to wait until applicable non-competition provisions have expired before deploying such personnel in restricted territories or incur costs to relocate personnel outside of such territories, and we may be subject to allegations that these new hires have been improperly solicited, or that they have divulged to us proprietary or other confidential information of their former employers.

If We Are Unable To Educate Physicians On The Safe And Effective Use Of Our Product, We May Be Unable To Achieve Our Expected Growth.

An important part of our sales process will include the education of physicians on the safe and effective use of our wound healing device. There is a learning process for physicians to become proficient in the use of our product and, based upon the use of our BST Device in Europe, it typically takes several procedures for a physician to become comfortable using the device. If a physician experiences difficulty during an initial procedure or otherwise, that physician may be less likely to continue to use our product, or to recommend it to other physicians. It is critical to the success of our commercialization efforts to educate physicians on the proper use of the device, and to provide them with adequate product support during training. It is important for our expected growth that these physicians advocate for the benefits of our product in the broader marketplace. If physicians are not properly trained, they may misuse or ineffectively use our product. This may also result in unsatisfactory patient outcomes, negative publicity or lawsuits against us, any of which could have a material adverse effect on our business.

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

We May Be Required To Comply With Medical Device Reporting, Or MDR, Requirements And Must Report Certain Malfunctions, Deaths And Serious Injuries Associated With Our Device Which Can Result In Voluntary Corrective Actions, Mandatory Recall Or Agency Enforcement Actions.

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

Our operations may become, directly and indirectly affected by various federal, state or foreign healthcare laws, including, but not limited to, those described below. In particular, we are subject to the federal Anti-Kickback Statute, which prohibit, among other things, any person or entity from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, in cash or in kind, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the referring, ordering, purchasing or leasing of any good, facility, item or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as the Medicare and Medicaid programs.

We may also become subject to the federal HIPAA statute, which, among other things, created federal criminal laws that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any health care benefit program or making any materially false, fictitious or fraudulent statements relating to health care matters.

We may also become subject to the federal “sunshine” law, which requires us to track and report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals and to report annually to CMS ownership and investment interests held by physicians, as defined above, and their immediate family members in our company so long as it is privately held.

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

Future Manufacturing Of Our Product May Be Interrupted Due To International Political Situations, Natural Disasters Or Other Causes.

Once regulatory approval is granted, we plan to manufacture our BST Device principally in Israel. Domestic situations in Israel and surrounding countries could possibly result in production and delivery problems. We are subject to the risk that future manufacturing and delivery of our BST Device may be interrupted as a result of natural disasters or capacity constraints with our vendors’ or suppliers’ hardware. Any such interruptions may lead to a loss of customers or distributors and, accordingly, may adversely affect our business and results of operations.

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

Sales of a substantial number of shares of our Common Stock in the public market pursuant to our Offerings, or the perception that additional shares of Common Stock become available pursuant to Rule 144 promulgated by the SEC under the Act, could adversely affect the market price of our Common Stock. As of April 30, 2021, we have 34,546,060 shares of Common Stock outstanding of which 21,065,321 shares of Common Stock are restricted as a result of applicable securities laws. As restrictions on resale expire, the market price could drop significantly if the holders of these restricted shares sell them or are perceived by the market as intending to sell them. For a more detailed description, see “Shares Eligible for Future Sale.”

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

We have identified control deficiencies in our internal control over financial reporting as of the evaluation done by management as of December 31, 2020, including those related to (i) absent or inadequate segregation of duties within a significant account or process, (ii) inadequate documentation of the components of internal control, and (iii) inadequate design of information technology general and application controls that prevent the information system from providing complete and accurate information consistent with financial reporting objectives and current needs. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely made with the SEC. Based on the work undertaken and performed by us, however, we believe the financial statements contained in our reports filed with the SEC are fairly stated in all material respects in accordance with GAAP for each of the periods presented. We intend to implement additional corporate governance and control measures to strengthen our control environment as we are able, but we may not achieve our desired objectives. We may identify material weaknesses and control deficiencies in our internal control over financial reporting in the future that may require remediation and could lead investors losing confidence in our reported financial information, which could lead to a decline in our stock price.

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

	Fiscal 2020		Fiscal 2019		Fiscal 2018
	High	Low	High	Low	High	Low
First Quarter ended March 31	$0.16	$0.03	$0.08	$0.06	$0.51	$0.10
Second Quarter ended June 30	$0.12	$0.04	$0.17	$0.06	$0.23	$0.10
Third Quarter ended September 30	$0.10	$0.05	$0.10	$0.06	$0.15	$0.05
Fourth Quarter ended December 31	$0.10	$0.03	$0.10	$0.06	$0.08	$0.04

Holders of Capital Stock

We have 250 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.”

Rule 144 Shares

As of the date of this annual report, there were 21,065,321 shares of our Common Stock that are currently available for sale to the public in accordance with the volume and trading limitations of Rule 144.

Warrants Granted

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

Following is a table summarizing warrants outstanding and exercisable along with exercise price.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years
Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

The following table summarizes stock warrant activities for the years ended December 31, 2020 and 2019:

Warrants Outstanding
Balance as of December 31, 2018	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants canceled and forfeited	-

Balance as of December 31, 2019	15,058,498

Warrants vested and exercisable as of December 31, 2019	15,058,498

Balance as of December 31, 2019	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants Class A canceled and forfeited	6,154,249

Balance as of December 31, 2020	8,904,249

Warrants Class B and C vested and exercisable as of December 31, 2020	8,904,249

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our Common Stock is authorized for issuance has been adopted during the fiscal years ended December 31, 2020 and 2019.

Sale of Unregistered Securities

Issuances of Common Stock in 2020:

During the year ended December 31, 2020, the Company received proceeds of $120,906 from a related party and $352,985 from unrelated parties from 4,738,910 shares of common stock to be issued at $0.10 per share.

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

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be conducted at 3 to 5 sites including leading clinics and hospitals in Israel. To date, we have agreements with two outpatient clinics and one private clinic to conduct our clinical trial study. We have enrolled 15 to 20 patients out of the required minimum 60 patients for our study. Our enrollment process has been negatively impacted by COVID 19, but expect to complete our enrollment by the end of the year 2021. We expect trial completion within 12 to 18 months upon completion of the enrollment. We plan to enroll between 60 to 100 patients based on a ratio of 2:1 between BST treatment group and the control group receiving only standard care. The double arm clinical trial will be conducted on patients with diabetic foot ulcers. The BST arm will be treated with the BST device three times a day. Our trial protocol requires two weeks of pre-trial screening to determine if the wounds qualify for the trial by showing no self-healing of more than 10%. Subsequent to the screening period, the trial period will consist of 112 treatment days with the BST device followed by 28 days monitoring the post-treatment wounds. The control group will be monitored the same way except it will not receive the BST device treatment.

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

The Company’s success is dependent upon the successful clinical trial of its BST Device. The Device may need additional development and may never achieve safety or efficacy. The Company believes that its design and procedure show promise, but the path to commercial success, even if development milestones are met, may take more time and might be more costly.

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

Recent Developments

During the first quarter of fiscal 2020, we were granted approval from the Helsinki committee to launch a Randomized Control Study (RCT) on 60-100 patients in order to assess the efficacy of the BST Device on diabetic foot patients in collaboration with Clalit Health Services Organization, Israel’s largest HMO, and the Israeli Ministry of Health (MOH). The study will be conducted at 3 to 5 sites including leading clinics and hospitals in Israel. To date, we have agreements with two outpatient clinics and one private clinic to conduct our clinical trial study. We have enrolled 15 to 20 patients out of the required minimum 60 patients for our study. Our enrollment process has been negatively impacted by COVID 19, but expect to complete our enrollment by the end of the year 2021. We expect trial completion within 12 to 18 months upon completion of the enrollment. We plan to enroll between 60 to 100 patients based on a ratio of 2:1 between BST treatment group and the control group receiving only standard care. The double arm clinical trial will be conducted on patients with diabetic foot ulcers. The BST arm will be treated with the BST device three times a day. Our trial protocol requires two weeks of pre-trial screening to determine if the wounds qualify for the trial by showing no self-healing of more than 10%. Subsequent to the screening period, the trial period will consist of 112 treatment days with the BST device followed by 28 days monitoring the post-treatment wounds. The control group will be monitored the same way except it will not receive the BST device treatment.

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

The Company’s distributor in Colombia, TekMedica SAS, has successfully concluded a clinical pilot study at the Hospital de la Samaritana in Bogota, Colombia. Colsanitas, a leading Colombian HMO/Health insurance provider and operator of comprehensive healthcare services in Colombia and a member of the Sanitas group worldwide, intends to commence a clinical pilot study which is expected to be concluded by the end of the year 2021. If positive results are achieved, similar to those achieved in the one arm clinical pilot in Tel Aviv, Israel, the Company believes that upon regulatory approval it will be successful in marketing and selling the BST device treatment with to Colsanitas health services in Colombia.

On February 20, 2017, the Registrant received the official certification from the Israeli Ministry of Health authorizing the use of the Registrant’s BST Device in Israel. The BST Device implements patented and proprietary electrical stimulation technologies to treat hard-to-cure wounds and ulcers up to complete closure and/or cure.

On January 8, 2017, the Registrant entered into a five-year distribution agreement (the “Distribution Agreement”) with TekMedica SAS, organized under the laws of Colombia (“TekMedica” or the “Distributor”). Pursuant to the Distribution Agreement, the Registrant granted TekMedica the exclusive rights to distribute the Registrant’s medical device for the treatment of chronic wounds (the “BST Device™”) and the accompanying disposable electrodes (sometimes collectively, the “Products”) in Colombia (the “Territory”). The Company terminated its Distribution Agreement with TekMedica in March 2021.

Our distribution agreements provide that the Company will provide the distributor with supplies of the BST Devise and disposable electrode for treatment of patients in hospitals, long-term care facilities, medical centers and out-patient clinics. The distributor will make an initial advance payment to be applied against the first year’s quota as set forth in the Distribution Agreement, with minimum annual quota’s during the five-year term. The distributor will be responsible for securing any product certification, permit, license or approval that may be required in the territory for the marketing, sale, sublicensing and delivery and use of the BST Devise in the territory.

Results of Operations during the year ended December 31, 2020 as compared to the year ended December 31, 2019

We have not generated any revenues since inception. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the year ended December 31, 2020, we incurred $647,661 in net loss from operations due to general and administrative expenses of $408,725 and research and development expenses of $238,936 as compared to a net loss from operations of $429,804 due to general and administrative expenses of $247,654 and research and development expenses of $182,150 during the year ended December 31, 2019. During the year ended December 31, 2020 and 2019, we had interest expenses of $16,636 and $7,008, respectively.

Our net losses from continuing operations during the years 2020 and 2019 were $612,356 and $436,812, respectively.

We had net losses during the years 2020 and 2019 of $612,356 and $436,812, respectively. We had comprehensive net losses during the years 2020 and 2019 of $630,275 and $436,812, respectively.

Liquidity, Capital Resources and Strategy

On December 31, 2020, we had total assets of $81,070 consisting of cash in the same amount. As of December 31, 2019, we had total assets of $18,278 consisting of cash in the same amount. We had total current liabilities of $479,921 as of December 31, 2020 consisting of $2,996 in accounts payable, $1,564 in accrued interest, $309,456 in accrued salaries and 165,905 in loans from shareholders payable. We had total current liabilities of $277,381 as of December 31, 2019 consisting of $4,050 in accounts payable, $1,564 in accrued interest, $105,862 in accrued salaries and $165,905 in loans from shareholders payable.

We used $393,180 in our operating activities during the year 2020, which was due to a net loss of $612,356 offset by imputed interest of $16,636, a decrease in accounts payable of $2,618 and an increase in accrued expenses due to a related party of $205,158.

We used $500,386 in our operating activities during the year 2019, which was due to a net loss of $436,812 offset by imputed interest of $7,008, an increase in accounts payable of $4,050, a decrease in accrued salaries due to a related party of $79,514, and a decrease in other assets of $4,882.

We financed our negative cash flow from operations in 2020 through proceeds from stock payables of $473,891. We financed our negative cash flow from operations in 2019 through borrowings of $128,169 from related parties.

We had no investing activities during the years ended December 31, 2020 and 2019.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with an auditor’s going concern opinion for the years 2020 and 2019. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated.

The Company has reported a net loss of $612,356 for the year ended December 31, 2020 and $436,812 for the year ended December 31, 2019 and had accumulated deficits of $34,681,693 and $34,069,337 as of December 31, 2020 and 2019, respectively.

The Company had no revenues from operations during the years ended December 31, 2020 and 2019. As of December 31, 2020, the Company had $81,070 cash on hand and had negative working capital of $471,851.

We believe that our current cash on hand of $81,070 as of December 31, 2020, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

We do not expect to generate cash flow from operations unless we receive regulatory for our BST Device.

Our management believes that our operations will generate revenues commencing in 2022. We expect that regulatory approval for our BST Device will improve our ability to generate revenues from sales in other geographic areas. Our future ability to generate cash flows from operations will depend on the demand for our BST Device, as well as general economic, financial, competitive and other factors, many of which are beyond our control.

If and when we receive regulatory approval of our BST Device, of which there can be no assurance, our business might not generate sufficient future cash flow in an amount sufficient to enable us to fund our liquidity needs, including working capital, capital expenditures, investments and other general corporate requirements.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the years ended December 31, 2020 and 2019, and are included elsewhere in this annual report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have not entered into, and do not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of E-Qure Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of E-Qure Corp. (the Company) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive loss, changes in stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 and 7 to the financial statements, the Company suffered a net loss from operations and has no source of revenue, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Analysis

As discussed in Note 1 and 7, the Company has a going concern due to lack of a source of revenue and incurring losses since inception as of December 31, 2020.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2011.

Houston, TX
April 30, 2021

E-QURE CORP.

Balance Sheets

At December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$81,070	$18,278
Total current assets	81,070	18,278
Other assets	-	-
Total Assets	$81,070	$18,278

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,996	$4,050
Accrued interest, related party	1,564	1,564
Accrued salary, related party	309,456	105,862
Loan from shareholder, related party	100,000	100,000
Loan from shareholder, unrelated party	65,905	65,905
Total current liabilities	479,921	277,381
Total liabilities	479,921	277,381

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at December 31, 2020 and 2019, respectively.	345	345
Additional paid in capital	33,805,525	33,788,889
Stock payables	494,891	21,000
Accumulated other comprehensive income (loss)	(17,919)	-
Accumulated deficit	(34,681,693)	(34,069,337)
Total stockholders’ equity (deficit)	(398,851)	(259,103)
Total Liabilities and Stockholders’ Equity (Deficit)	$81,070	$18,278

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019

Revenues	$-	$-

Expenses
General and administrative	(408,725)	(247,654)
Research and development	(238,936)	(182,150)
Total	(647,661)	(429,804)

Loss from operations	(647,661)	(429,804)

Other income (expense)
Refund from VAT	51,941	-
Interest income (expense)	(16,636)	(7,008)
Total other income (expenses)	35,305	(7,008)
Total income (expenses)	(612,356)	(436,812)

Loss from continuing operations before income tax	(612,356)	(436.812)

Net loss	$(612,356)	$(436,812)
Other comprehensive income (loss):
Foreign currency translation adjustments	(17,919)	-
Comprehensive loss	$(630,275)	$-
Basic and diluted per share amount:
Basic and diluted net loss	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	34,546,060	34,546,060

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2020 and 2019

			Additional			Accumulated Other	Total Stockholders’
	Common		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2018	34,546,060	$345	$33,781,881	$21,000	$(33,632,525)	-	$170,701
Imputed interest	-	-	7,008	-	-	-	7,008
Net loss	-	-	-	-	(436,812)	-	(436,812)
Balance at December 31, 2019	34,546,060	$345	$33,788,889	$21,000	$(34,069,337)	-	$(259,103)
Imputed interest	-	-	16,636	-	-	-	16,636
Foreign currency adjustment	-	-	-	-	-	(17,919)	(17,919)
Stock payable, related party	-	-	-	120,906	-	-	120,906
Stock payable, unrelated parties	-	-	-	352,985	-	-	352,985
Net loss	-	-	-	-	(612,356)	-	(612,356)
Balance at December 31, 2020	34,546,060	$345	$33,805,525	$494,891	$(34,681,693)	(17,919)	$(398,851)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For the Years Ended December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net loss	$(612,356)	$(436,812)
Adjustments to reconcile net loss to cash used in operating activities:
Imputed interest	16,636	7,008
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(2,618)	4,050
Increase (decrease) in accrued salaries, related party	205,158	(79,514)
(Increase) decrease in other assets	-	4,882
Cash used in operating activities	(393,180)	(500,386)

Cash flow from financing activities:
Proceeds from stock payable, related party	120,906	-
Proceeds from stock payable, unrelated parties	352,985	-
Related party borrowings	-	128,169
Cash provided by financing activities	473,891	128,169

Foreign currency translation adjustments on cash and cash equivalents	(17,919)	-

Change in cash	62,792	(372,217)
Cash - beginning of year	18,278	390,495
Cash - end of year	$81,070	$18,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See Summary of Significant Accounting Policies and Notes to Financial Statements.

E-Qure Corp.

Notes to Financial Statements

December 31, 2020

Note 1. The Company

Organizational Background:

Organizational Background: E-Qure Corp., (“EQUR” or the “Company”) is a Delaware corporation with a mailing address in New York, NY and offices in Israel.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2020, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Cash and Cash Equivalents:

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of December 31, 2020 or 2019.

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

Fair Value of Financial Instruments:

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2020 and 2019, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued salaries due to related parties) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The following table presents assets that were measured and recognize at fair value on December 31, 2020 and 2019 and the year then ended on a recurring basis:

Fair Value Measurements at December 31, 2020

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended December 31, 2020 and 2019, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2008. We are not under examination by any jurisdiction for any tax year. At December 31, 20120, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under ASC 740.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in ASU 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) and have the same effective and transition requirements as ASU 2016-02. Upon the effective date, ASU 2018-10 will supersede the current lease guidance in ASC Topic 840, Leases. Under the new guidance, lessees will be required to recognize for all leases, lease with the exception of short-term leases, a lease liability, which is a lessee’s obligation to make payments arising from a lease, measured on a discounted basis. Concurrently, lessees will be required to recognize a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2018-10 is effective for private companies and emerging growth public companies for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The guidance is required to be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative periods presented in the financial statements. During the year ended December 31, 2020, the Company assessed the impact this guidance had on its financial statements and concluded that at present ASU No. 2018-10 has no impact on its financial statements due to not having any commitment to stay in our property longer than a year.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 2. Stockholders’ Equity

Common Stock

We are currently authorized to issue up to 500,000,000 shares of $0.00001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

Issuances of Common Stock in 2020:

During the year ended December 31, 2020, the Company received proceeds of $120,906 from a related party and $352,985 from unrelated parties from 4,738,910 shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock in 2019:

During the year ended December 31, 2019, we did not issue any restricted stock.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of December 31, 2020 and 2019.

Warrants Granted

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

Following is a table summarizing warrants outstanding and exercisable along with exercise price.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years
Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

The following table summarizes stock warrant activities for the years ended December 31, 2020 and 2019:

Warrants Outstanding
Balance as of December 31, 2018	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants canceled and forfeited	-

Balance as of December 31, 2019	15,058,498

Warrants vested and exercisable as of December 31, 2019	15,058,498

Balance as of December 31, 2019	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants Class A canceled and forfeited	6,154,249

Balance as of December 31, 2020	8,904,249

Warrants Class B and C vested and exercisable as of December 31, 2020	8,904,249

Note 3. Notes Payable

During the year ended December 31, 2020 and 2019, the Company received funds on outstanding notes for a total of $0 and $128,169 from a related party and unrelated party. As of December 31, 2020 and 2019, the Company had outstanding loans due to related party of $100,000 and $65,905 due to an unrelated party. During the years ended December 31, 2020 and 2019, the Company incurred imputed interest charges of $16,636 and $7,008, respectively.

	December 31, 2020	December 31, 2019
Itsik Ben Yesha, CTO and related party	$100,000	$100,000
Michael Cohan, unrelated party	$65,905	$65,905

Note 4. Related Party Transactions

During the year ended December 31, 2020, the Company received total proceeds from stock subscriptions of $120,906 or $0.10 per share from Itsik Ben Yesha, our CTO and a related party.

During the year ended December 31, 2020 and 2019, the Company received funds on outstanding notes of $0 and $128,169 from Itsik Ben Yesha, our CTO. As of December 31, 2020 and 2019, the Company had outstanding loans due to Itsik Ben Yesha, our CTO of $100,000. During the years ended December 31, 2020 and 2019, the Company incurred imputed interest charges of $10,027 and $2,493, respectively, related to the loans outstanding to Itsik Ben Yesha. As of December 31, 2020 and 2019, the Company owed $100,000 in notes payable to Itsik Ben Yesha, the CTO and a related party.

As of December 31, 2020 and December 31, 2019, we had accrued salaries of $309,456 and $105,862, respectively, due to three of our officers.

As of December 31, 2020 and 2019, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

Note 5. Taxes

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

We have a current operating loss carry-forward of $4,775,977 resulting in deferred tax assets of $1,002,955. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all our net deferred tax asset.

Future utilization of currently generated federal and state NOL and tax credit carry forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry forwards before full utilization.

	December 31
	2020		2019
Individual components giving rise to the deferred tax assets are as follows:	$		$
Future tax benefit arising from net operating loss carryovers		1,002,955		874,360
Less valuation allowance		(1,002,955)		(874,360)
Net deferred asset		$-		$-

The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 were assuming a 21% effective tax rate.

The Company is not under examination by any jurisdiction for any tax year. Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2009.

During the year ended December 31, 2020, the Company received a 17% VAT refund of $51,941 from the Israel tax authority related to previous tax payments made during the fiscal years 2019 and 2018. These refunds were expensed as incurred in those prior years due to uncertain collection.

Note 6. Foreign currency translation

The Company maintains its books and record in its local currency, Israeli Shekel ILS (“ILS”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of changes stockholders’ equity (deficit).

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

December 31, 2020
Current ISL: US$1 exchange rate	3.22
Average ISL: US$1 exchange rate	3.44

Note 7. Going Concern

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

Note 8. Commitments and Contingencies.

As of December 31, 2020 and 2019, there were no legal proceedings against the Company.

Note 9. Subsequent Events

There were no subsequent events following the year ended December, 31, 2020 through the date the financial statements were issued that would materially affect the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as of the end of the fiscal year 2020 under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective based on those criteria. Management has identified corrective actions for the weakness and has begun implementation during 2021.

The Company recognizes the following weaknesses and deficiencies of the Company as of December 31, 2020:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ohad Goren, age 49, Chief Executive Officer and director. During the past five years, Mr. Goren has served in the following positions: from 2011 through 2013 Mr. Goren served as an advisor to several biot-ech and high-tech startup companies. During 2010 and 2011, Mr. Goren served as CEO of Pollogen Ltd., a private Israeli company engaged in the development, manufacture and marketing of medical aesthetic devices with sales in Europe, North and South America, and major Asian countries. Prior to joining Pollogen Ltd., during 2008 to 2009, Mr. Goren served as a consultant to start-down companies principally in the biotechnology and hi-tech industries. From 2005 through 2008, Mr. Goren was the CEO of Lifewave Ltd., a public Israeli company, where he had responsibility for Lifewave’s IPO, overseeing the development of its chronic wound treatment device and Lifewave’s regulatory compliance, among other duties. From 1997 to 2005 Mr. Goren served as the Marketing and Sales Manager of the Services Division of Oracle Corp., in Israel. From 1990 to 1997 Mr. Goren served as the Deputy Consul at the Israeli Embassy, Washington, D.C. Mr. Goren received his BA degree and his MBA degree from the University of Maryland, in the U.S.

Gal Peleg, age 42, Chief Financial Officer. On August 21, 2014, the Registrant appointed Mr. Gal Peleg as Chief Financial Officer, replacing Ron Weissberg, the Registrant’s Chairman and principal stockholder, who had served as interim CFO since December 27, 2013. Mr. Weissberg will continue to serve as Chairman of the Board of Directors.

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

Ron Weissberg, age 61, Chairman of the Board since December 27, 2013. From December 27, 2013 until June 5, 2014, Mr. Weissberg served as the Registrant’s CEO, on which latter date the Board of Directors appointed Ohad Goren as the CEO. In addition, from December 27, 2013 until August 21, 2014, Mr. Weissberg also served as the Registrant’s CFO, on which latter date the Board of Directors appointed Mr. Gal Peleg as CFO.

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

Itsik Ben Yesha, age 67, Chief Technology Officer and director. He was a founder and a principal and involved in the Registrant’s efforts leading to the negotiations and closing of the above-referenced Patent Purchase Agreement. From 1991 through 2013, Mr. Ben Yesha was the founder and a partner of Hisense Ltd., an Israeli medical device company for respiratory monitoring devices for infants. He previously served as Executive Vice President of Lifewave Ltd. From 1998 to 2003 Mr. Ben Yesha was the Executive Vice President and VPL Division President with Valor Computerized Systems Ltd., a CAD/CAM Software company listed on the Frankfurt Stock Exchange and later acquired by Mentor Graphics (NASDAQ: MENT). From 1979 to 1997, Mr. Ben Yesha served in Tadiran Telecom Group in various rolls, starting as a R&D engineer, designing computerized electronic exchanges (Tadex, Coral), and finally serving as the CFO of Tadiran Wireless Telecom division, bringing it from $0 to $50 million in annual sales within 3 years.

Dr. Michael Sessler, age 61, Director. Dr. During the last 22 years, Dr. Sessler has been actively engaged in business development. From 1992 through 2009, Dr. Sessler was the director of business development for the Electra Consumer Products subsidiary of Elco Group (ELCO), a listed public company on the Tel-Aviv Stock Exchange (“TASE”) with total assets in excess of $1.3 billion and net revenues in excess of $1.9 billion in 2013. During his tenure at ELCO, Dr. Sessler also established and managed new ELCO businesses in Europe, Asia, South America and Australia and also served as Senior Vice President of Electra Group until 2009.

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

Code of Ethics. We do not currently have a Code of Ethics applicable to our principal executive officers; however, the Company plans to implement such a code in the third quarter of 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers during the fiscal years ending December 31, 2020, 2019 and 2018.

					Long Term
		Annual Compensation			Compensation Awards
				Other	Restricted	Securities
				Annual	Stock	Underlying	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options ($)	Compensation ($)
Ohad Goren, CEO	2020	144,000	0	0	0	0	0
	2019	144,000	0	0	0	0	0
	2018	144,000	0	0	0	0	0
Gal Peleg, CFO	2020	18,000	0	0	0	0	0
	2019	18,000	0	0	0	0	0
	2018	18,000	0	0	0	0	0
Itsik Ben Yesha, CTO	2020	168,587	0	0	0	0	0
	2019	72,500	0	0	0	0	0
	2018	72,500	0	0	0	0	0

Aggregated Option Exercises and Fiscal Year-End Option Value

There were no stock options exercised during the years ended December 31, 2020 and 2019 by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards

There were no awards made to our executive officers in the last completed fiscal year under any LTIP.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The table below discloses any person (including any “group”) who is known to the Registrant to be the beneficial owner of more than five (5%) percent of the Registrant’s Common Stock securities and the beneficial ownership of Registrant’s director and executive officer. As of April 30, 2021, the Registrant had 34,546,060 shares of Common Stock issued and outstanding.

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

(1) Applicable percentage ownership is based on 34,546,060 shares of Common Stock outstanding as of April 30, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of April 30, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS’ INDEPENDENCE

Certain Related Party Transactions During the Last Two Fiscal Years

During the year ended December 31, 2020, the Company received total proceeds from stock subscriptions of $473,891 or $0.10 per share.

During the year ended December 31, 2020 and 2019, the Company received funds on outstanding notes for a total of $0 and $128,169 from related parties. As of December 31, 2020 and 2019, the Company had outstanding loans due to related parties of $165,905. During the years ended December 31, 2020 and 2019, the Company incurred imputed interest charges of $16,636 and $7,008, respectively. As of December 31, 2020 and 2019, the Company owed $100,000 in notes payable to Itsik Ben Yesha, the CTO and a related party.

As of December 31, 2020 and December 31, 2019, we had accrued salaries of $309,456 and $105,862, respectively, due to three of our officers.

As of December 31, 2020 and 2019, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Registrant’s Board of Directors has appointed M&K CPAS, PLLC (“M&K”) as independent public accountant for the fiscal year ended December 31, 2020 and 2019.

Principal Accounting Fees

The following table presents the fees for professional audit services rendered by M&K for the audit of the Registrant’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other services rendered by M&K during those periods.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Audit fees (1)	$9,300	$9,300
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees	—	—

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

E-Qure Corp.

Date: April 30, 2021	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2021	By:	/s/ Gal Paleg
	Name:	Gal Paleg
	Title:	Chief Executive Officer, Principal Accounting and Financial Officer and Director

