Form 10-Q
period 2021-03-31
E-Qure Corp.
filed 2021-07-06
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On July 6, 2021, the Registrant had 34,546,060 shares of common stock outstanding.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$19,428	$81,070
Total current assets	19,428	81,070
Other assets	-	-
Total Assets	$19,428	$81,070

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,996	$2,996
Accrued interest, related party	1,564	1,564
Accrued salary, related party	337,536	309,456
Loan from shareholder, related party	100,000	100,000
Loan from shareholder, unrelated party	65,905	65,905
Total current liabilities	508,001	479,921
Total liabilities	508,001	479,921

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	345	345
Additional paid in capital	33,809,616	33,805,525
Stock payables	615,939	494,891
Accumulated other comprehensive income (loss)	(15,790)	(17,919)
Accumulated deficit	(34,898,683)	(34,681,693)
Total stockholders’ equity (deficit)	(488,573)	(398,851)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,428	$81,070

E-QURE CORP.

Statements of Operations and Comprehensive Income (Loss)

For The Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020

Revenues	$-	$-

Expenses:
General and administrative	105,790	93,371
Research and development	104,567	59,380
Total	210,357	152,751

Other income (expenses):
Foreign currency transaction gain (loss)	(2,542)	-
Interest expense	(4,091)	(4,136)
Total expenses	(6,633)	(4,136)

Loss from continuing operations before income taxes	(216,990)	(156,887)
Income tax	-	-
Net loss	$(216,990)	$(156,887)
Other comprehensive income (loss)
Foreign currency translation adjustments	2,129	214,861
Comprehensive income (loss)	(214,861)	-
Basic and diluted net loss per share	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	34,546,060	34,546,060

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Three-Month Periods ended March 31, 2021 and 2020

(Unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	34,546,060	$345	$33,788,889	$21,000	$(33,069,337)	-	$(259,103)
Stock payable	-	-	-	270,976	-	-	270,976
Imputed interest	-	-	4,136	-	-	-	4,136
Net loss	-	-	-	-	(156,887)	-	(156,887)
Balance at March 31, 2020	34,546,060	$345	$33,793,025	$291,976	$(34,226,224)	-	$(140,878)

Balance at December 31, 2020	34,546,060	$345	$33,805,525	$494,891	$(34,681,693)	(17,919)	$(398,851)
Foreign currency adjustment	-	-	-	-	-	2,129	2,129
Imputed interest	-	-	4,091	-	-	-	4,091
Stock payable, related party	-	-	-	121,048	-	-	121,048
Net loss	-	-	-	-	(216,990)	-	(216,990)
Balance at March 31, 2021	34,546,060	$345	$33,809,616	$615,939	$(34,898,683)	(15,790)	$(488,573)

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(216,990)	$(156,887)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	4,091	4,136
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	28,080	57,375
Cash used in operating activities	(184,819)	(95,376)

Cash flow from financing activities:
Proceeds from stock payable – related party	121,048	270,976
Cash provided by financing activities	121,048	270,976

Foreign currency translation adjustments on cash and cash equivalents	2,129	-

Change in cash	(61,642)	175,600
Cash - beginning of period	81,070	18,278
Cash - end of period	$19,428	$193,878

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

March 31, 2021

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

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of March 31, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At March 31, 2021 and December 31, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at March 31, 2021

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

Fair Value Measurements at December 31, 2020

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
None	$-	$-	$-	$-
Total assets and liabilities at fair value	$-	$-	$-	$-

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended March 31, 2021 and December 31, 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

Earnings per Common Share

We compute net income (loss) per share in accordance with ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As of March 31, 2021, the Company is subject to $615,939 in stock payable and as a result is obliged to issue a total of 6,159,390 shares of common stock. In addition, the Company may have to issued a total of 12,427,464 shares of common stock underlying Warrants Class B and C that are vested and exercisable as of March 31, 2021.

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

We are not under examination by any jurisdiction for any tax year. At March 31, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Issuances of Common Stock During the Period ended March 31, 2021:

During the three-month period ended March 31, 2021, the Company received proceeds of $121,048 from a related party from 1,210,480 shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock During the Period ended March 31, 2020:

The Company did not issue any Common Stock during the three months ended March 31, 2021.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of March 31, 2021 and December 31, 2020.

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

Following is a table summarizing warrants outstanding and exercisable along with exercise price.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years
Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

The following table summarizes stock warrant activities for the three-months ended March 31, 2021 and 2020:

Warrants Outstanding
Balance as of December 31, 2019	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants canceled and forfeited	-

Balance as of March 31, 2020	15,058,498

Warrants vested and exercisable as of March 31, 2020	15,058,498

Balance as of December 31, 2020	12,427,464
Warrants granted	-
Warrants exercised	-
Warrants Class A canceled and forfeited	-

Balance as of march 31, 2021	12,427,464

Warrants Class B and C vested and exercisable as of March 31, 2021	12,427,464

3. Notes Payable

During period ended March 31, 2021 and 2020, the Company received no funds related to the issuance of notes. As of March 31, 2021 and December 31, 2020, the Company had outstanding loans due to related party of $100,000 and $65,905 due to an unrelated party. During period ended March 31, 2021 and 2020, the Company incurred imputed interest charges of $4,091 and $4,136, respectively.

	March 31, 2021	December 31, 2020
Itsik Ben Yesha, CTO	$100,000	$100,000
Michael Cohan, unrelated party	$65,905	$65,905

4. Related Party Transactions not Disclosed Elsewhere

During period ended March 31, 2021 and 2020, the Company received no funds related to the issuance of notes. As of March 31, 2021 and December 31, 2020, the Company had outstanding loans due to Itsik Ben Yesha, our CTO of $100,000. During the period ended March 31, 2021 and 2020, the Company incurred imputed interest charges of $2,466 and $2,466, respectively, related to the loans outstanding to Itsik Ben Yesha. As of March 31, 2021 and December 31, 2020, the Company owed $100,000 in notes payable to Itsik Ben Yesha, the CTO and a related party. During the three-month period ended March 31, 2021, the Company received proceeds of $121,048 from a related party from 1,210,480 shares of common stock to be issued at $0.10 per share.

As of March 31, 2021 and December 31, 2020, we had accrued salaries of $337,536 and $309,456, respectively, due to three of our officers.

As of March 31, 2021 and December 31, 2020, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	March 31, 2021	December 31, 2020
Current ISL: US$1 exchange rate	3.33	3.22
Average ISL: US$1 exchange rate	3.27	3.44

6. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. Our future financing transactions may include the issuance of equity and/or debt securities. We may raise funds through additional private placements of equity or convertible debt. We do not have any arrangements with potential investors or lenders to provide us with any additional financing and there can be no assurance that any such additional financing will be available when required in order to proceed with the business plan.

7. Subsequent Events

There were no subsequent events following the period ended March 31, 2021 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020

We have not generated any revenues during the three-month ended March 31, 2021 and 2020. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three-month period ended March 31, 2021, we incurred a net loss from operations of $216,990 due to general and administrative expenses of $105,790 and research and development expenses of $104,567 as compared to a net loss from operation of $156,887 due to general and administrative expenses of $93,371 and research and development expenses of $59,380 in the same period in the prior year. During the three months ended March 31, 2021 and 2020, we incurred interest expenses of $4,091 and $4,136, respectively.

During the three months ended March 31, 2021 and 2020, we had a net loss of $216,990 and $156,887, respectively.

Liquidity, Capital Resources and Strategy

On March 31, 2021, we had total assets of $19,428 consisting of cash in the same amount. On December 31, 2020, we had total assets of $81,070 consisting of cash in the same amount. We had total current liabilities of $508,001 as of March 31, 2021 consisting of $2,996 in account payable, $1,564 in accrued interest, $337,536 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $479,921 as of December 31, 2020 consisting of $2,996 in accounts payable, $1,564 in accrued interest, $309,456 in accrued salaries and 165,905 in loans from shareholders payable.

We used $184,819 in our operating activities during the three months ended March 31, 2021, which was due to a net loss of $216,990 offset by imputed interest of $4,091 and an increase in accounts payable and accrued expenses of $28,080.

We used $95,376 in our operating activities during the three months ended March 31, 2020, which was due to a net loss of $156,887 offset by imputed interest of $4,136 and an increase in accounts payable and accrued expenses of $57,375.

We financed our negative cash flow from operations during the three months ended March 31, 2021 through proceeds from stock payable of $121,048. We had no financing activities during the three months ended March 31, 2021.

We financed our negative cash flow from operations during the three months ended March 31, 2020 through proceeds from stock payable of $270,976. We had no financing activities during the three months ended March 31, 2020.

We had no investing activities during the three months ended March 31, 2021 and 2020.

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

The Company has reported a net loss of $216,990 during the three months ended March 31, 2021 and had accumulated deficits of $34,898,683 as of March 31, 2021.

The Company had no revenues from operations during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had $19,428 cash on hand and had negative working capital of $488,573.

We believe that our current cash on hand of $19,428 as of March 31, 2021, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended March 31, 2021, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of March 31, 2021 the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as March 31, 2021. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2021.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1. Description of Business, subheading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results.

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

E-Qure Corp.

Date: July 6, 2021	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 6, 2021	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

