Form 10-Q
period 2021-06-30
E-Qure Corp.
filed 2021-09-29
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Emerging growth company ☒

On September 29, 2021, the Registrant had 34,546,060 shares of common stock outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$13,877	$81,070
Total current assets	13,877	81,070
Total Assets	$13,877	$81,070

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,996	$2,996
Accrued interest, related party	1,564	1,564
Accrued salary, related party	411,825	309,456
Loan from shareholder, related party	100,000	100,000
Loan from shareholder, unrelated party	65,905	65,905
Total current liabilities	582,290	479,921
Total liabilities	582,290	479,921

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	345	345
Additional paid in capital	33,813,752	33,805,525
Stock payables	761,359	494,891
Accumulated other comprehensive income (loss)	(8,867)	(17,919)
Accumulated deficit	(35,135,002)	(34,681,693)
Total stockholders’ equity (deficit)	(568,413)	(398,851)
Total Liabilities and Stockholders’ Equity (Deficit)	$13,877	$81,070

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For The Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$-	$-	$-	$-

Expenses
General and administrative	(105,250)	(99,165)	(211,040)	(192,536)
Research and development	(126,933)	(33,972)	(231,500)	(93,352)
Total	(232,183)	(133,137)	(442,540)	(285,888)

Other income (expenses)
Foreign currency translation gain/(loss)	-	51,566	(2,542)	51,566
Interest expense	(4,136)	(4,137)	(8,227)	(8,273)
Total other income (expenses)	(4,136)	47,429	(10,769)	43,293

Loss from continuing operations before income taxes	(236,319)	(85,708)	(453,309)	(242,595)
Income tax	-	-	-	-
Net loss	$(236,319)	$(85,708)	$(453,309)	$(242,595)

Other comprehensive income (loss)
Foreign currency translation adjustments	6,923	-	9,052	-
Comprehensive income (loss)	$(229,396)	$(85,708)	$(444,257)	$(242,595)

(Loss) per common share - basic and diluted
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	34,546,060	34,546,060	34,546,060	34,546,060

See Notes to Unaudited Interim Financial Statements

E-QURE CORP.

Statements of Changes in Shareholders’ Equity (Deficit)

For the Six-Month Periods ended June 30, 2021 and 2020

(Unaudited)

						Accumulated	Total
			Additional			Other	Stockholders’
	Common		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	34,546,060	$345	$33,788,889	$21,000	$(33,069,337)	-	$(259,103)
Stock payable	-	-	-	360,416	-	-	360,416
Imputed interest	-	-	8,273	-	-	-	8,273
Net loss	-	-	-	-	(242,595)	-	(242,595)
Balance at June 30, 2020	34,546,060	$345	$33,797,162	$381,416	$(34,311,932)	-	$(133,009)

Balance at December 31, 2020	34,546,060	$345	$33,805,525	$494,891	$(34,681,693)	(17,919)	$(398,851)
Foreign currency adjustment	-	-	-	-	-	9,052	9,052
Imputed interest	-	-	8,227	-	-	-	8,227
Stock payable, related party	-	-	-	266,468	-	-	266,468
Net loss	-	-	-	-	(453,309)	-	(453,309)
Balance at June 30, 2021	34,546,060	$345	$33,813,752	$761,359	$(35,135,002)	(8,867)	$(568,413)

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2021	June 30, 2020

Cash flows from operating activities:
Net loss	$(453,309)	$(242,595)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	8,227	8,273
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses – related party	102,369	99,495
Cash used in operating activities	(342,713)	(134,827)

Cash flow from financing activities:
Proceeds from stock payable – related party	266,468	360,416
Cash provided by financing activities	266,468	360,416

Foreign currency translation adjustments on cash and cash equivalents	9,052	-

Change in cash	(67,193)	225,589
Cash - beginning of period	81,070	18,278
Cash - end of period	$13,877	$243,867

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

June, 30 2020

1. The Company and Significant Accounting Policies

Organizational Background

E-Qure Corp. (“E-Qure” or the “Company”) is a Delaware corporation with offices in Israel. E-Qure owns IP of innovate technology of wound healing device (BST).

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of June 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At June 30, 2021 and December 31, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at June 30, 2021

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended June 30, 2021 and December 31, 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

We are not under examination by any jurisdiction for any tax year. At June 30, 2021, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

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

Issuances of Common Stock During the Period ended June 30, 2021:

During the six-month period ended June 30, 2021, the Company received proceeds of $266,468 from a related party from 2,664,680 shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock During the Period ended June 30, 2020:

The Company did not issue any Common Stock during the six months ended June 30, 2020.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of June 30, 2021 and December 31, 2020.

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

Following is a table summarizing warrants outstanding and exercisable along with exercise price.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years
Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

The following table summarizes stock warrant activities for the six-months ended June 30, 2021 and 2020:

Warrants Outstanding
Balance as of December 31, 2019	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants canceled and forfeited	-

Balance as of June 30, 2020	15,058,498

Warrants vested and exercisable as of June 30, 2020	15,058,498

Balance as of December 31, 2020	8,904,249
Warrants granted	-
Warrants exercised	-
Warrants Class A canceled and forfeited	-

Balance as of June 30, 2021	8,904,249

Warrants Class B and C vested and exercisable as of June 30, 2021	8,904,249

3. Notes Payable

During period ended June 30, 2021 and 2020, the Company received no funds related to the issuance of notes. As of June 30, 2021 and December 31, 2020, the Company had outstanding loans due to related party of $100,000 and $65,905 due to an unrelated party. During the three-month period ended June 30, 2021 and 2020, the Company incurred imputed interest charges of $4,136 and $4,137, respectively. During the six-month period ended June 30, 2021 and 2020, the Company incurred imputed interest charges of $8,227 and $8,273, respectively.

	June 30, 2021	December 31, 2020
Itsik Ben Yesha, CTO	$100,000	$100,000
Michael Cohan, unrelated party	$65,905	$65,905

4. Related Party Transactions

During period ended June 30, 2021 and 2020, the Company received no funds related to the issuance of notes. As of June 30, 2021 and December 31, 2020, the Company had outstanding loans due to Itsik Ben Yesha, our CTO of $100,000. During the three-month period ended June 30, 2021 and 2020, the Company incurred imputed interest charges of $4,136 and $4,137, respectively, related to the loans outstanding to Itsik Ben Yesha. During the six-month period ended June 30, 2021 and 2020, the Company incurred imputed interest charges of $8,227 and $8,273, respectively. As of June 30, 2021 and December 31, 2020, the Company owed $100,000 in notes payable to Itsik Ben Yesha, the CTO and a related party.

During the three-month period ended June 30, 2021, the Company received proceeds of $145,420 from a related party from 1,454,200 shares of common stock to be issued at $0.10 per share.

As of June 30, 2021 and December 31, 2020, we had accrued salaries of $411,825 and $309,456, respectively, due to three of our officers.

As of June 30, 2021 and December 31, 2020, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	June 30, 2021	December 31, 2020
Current ISL: US$1 exchange rate	3.33	3.22
Average ISL: US$1 exchange rate	3.27	3.44

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

7. Subsequent Events

There were no subsequent events following the period ended June 30, 2021 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020

We have not generated any revenues during the three-month ended June 30, 2021 and 2020. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three-month period ended June 30, 2021, we incurred a net loss from operations of $236,319 due to general and administrative expenses of $105,250 and research and development expenses of $126,933 as compared to a net loss from operation of $85,708 due to general and administrative expenses of $99,165 and research and development expenses of $33,972 in the same period in the prior year. During the three months ended June 30, 2021 and 2020, we incurred interest expenses of $4,136 and $4,137, respectively.

During the three months ended June 30, 2021 and 2020, we had a net loss of $236,319 and $85,708, respectively.

Results of Operations during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020

We have not generated any revenues during the six-month ended June 30, 2021 and 2020. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the six-month period ended June 30, 2021, we incurred a net loss from operations of $453,309 due to general and administrative expenses of $211,040 and research and development expenses of $231,500 as compared to a net loss from operation of $242,595 due to general and administrative expenses of $192,536 and research and development expenses of $93,352 in the same period in the prior year. During the six months ended June 30, 2021 and 2020, we incurred interest expenses of $8,227 and $8,273, respectively.

During the six months ended June 30, 2021 and 2020, we had a net loss of $453,309 and $242,595, respectively.

Liquidity, Capital Resources and Strategy

On June 30, 2021, we had total assets of $13,877 consisting of cash in the same amount. On December 31, 2020, we had total assets of $81,070 consisting of cash in the same amount. We had total current liabilities of $582,290 as of June 30, 2021 consisting of $2,996 in account payable, $1,564 in accrued interest, $411,825 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $479,921 as of December 31, 2020 consisting of $2,996 in accounts payable, $1,564 in accrued interest, $309,456 in accrued salaries and 165,905 in loans from shareholders payable.

We used $199,275 in our operating activities during the six months ended June 30, 2021, which was due to a net loss of $453,309 offset by imputed interest of $8,227 and an increase in accounts payable and accrued expenses of $102,369.

We used $342,713 in our operating activities during the six months ended June 30, 2020, which was due to a net loss of $242,595 offset by imputed interest of $8,273 and an increase in accounts payable and accrued expenses of $99,495.

We financed our negative cash flow from operations during the six months ended June 30, 2021 through proceeds from stock payable of $266,468. We had no investing activities during the six months ended June 30, 2021.

We financed our negative cash flow from operations during the six months ended June 30, 2020 through proceeds from stock payable of $360,416. We had no investing activities during the six months ended Jun e 30, 2020.

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

The Company has reported a net loss of $453,309 during the six months ended June 30, 2021 and had accumulated deficits of $35,135,002 as of June 30, 2021.

The Company had no revenues from operations during the six months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had $13,877 cash on hand and had negative working capital of $568,413.

We believe that our current cash on hand of $13,877 as of June 30, 2021, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended June 30, 2021, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of June 30, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as June 30, 2021. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2021.

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

Exh. No.	Description
31.1	Certification of CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Qure Corp.

Date: September 29, 2021	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 2021	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

