Form 10-Q
period 2021-09-30
E-Qure Corp.
filed 2022-01-13
CIK 1563536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On January 13, 2022, the Registrant had 34,546,060 shares of common stock outstanding.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E-QURE CORP.

Balance Sheets

At September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$11,500	$81,070
Total current assets	11,500	81,070
Total Assets	$11,500	$81,070

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,996	$2,996
Accrued interest, related party	1,564	1,564
Accrued salary, related party	439,905	309,456
Loan from shareholder, related party	100,000	100,000
Loan from shareholder, unrelated party	65,905	65,905
Total current liabilities	610,370	479,921
Total liabilities	610,370	479,921

Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 500,000,000 shares authorized; and 34,546,060 issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	345	345
Additional paid in capital	33,817,934	33,805,525
Stock payables	801,284	494,891
Accumulated other comprehensive income (loss)	(7,335)	(17,919)
Accumulated deficit	(35,211,098)	(34,681,693)
Total stockholders’ equity (deficit)	(598,870)	(398,851)
Total Liabilities and Stockholders’ Equity (Deficit)	$11,500	$81,070

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Operations

For the Three- and Nine-Month Periods Ended September 30, 2021 and 2020

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$-	$-	$-	$-

Expenses
General and administrative	97,654	107,681	308,694	300,217
Research and development	54,090	61,499	285,590	154,851
Total	151,744	169,180	594,284	455,068

(Loss) from operations	(151,744)	(169,180)	(594,284)	(455,068)

Other income (expenses):
Foreign currency translation gain/(loss)	-	-	(2,542)	-
Other Income	79,830	374	79,830	51,940
Interest expense	(4,182)	(4,181)	(12,409)	(12,454)
Total other expenses	75,648	(3,807)	64,879	39,486

Net loss	$(76,096)	$(172,987)	$(529,405)	$(415,582)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,532	-	10,584	-
Comprehensive income (loss)	$(74,564)	$(172,987)	$(518,821)	$(415,582)

Basic and diluted per share amount:
Basic and diluted net loss	$(0.00)	$(0.07)	$(0.02)	$(0.01)

Weighted average shares outstanding (basic and diluted)	34,546,060	34,546,060	34,546,060	34,546,060

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine-Month Periods ended September 30, 2021 and 2020

(Unaudited)

						Accumulated	Total
			Additional			Other	Stockholders’
	Common		Paid-in	Stock	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Payable	Deficit	Income (Loss)	(Deficit)
Balance at December 31, 2019	34,546,060	$345	$33,788,889	$21,000	$(34,069,337)	-	$(259,103)
Stock payable	-	-	-	447,600	-	-	447,600
Imputed interest	-	-	12,454	-	-	-	12,454
Net loss	-	-	-	-	(415,582)	-	(415,582)
Balance at September 30, 2020	34,546,060	$345	$33,801,343	$468,600	$(34,484,919)	-	$(214,631)

Balance at December 31, 2020	34,546,060	$345	$33,805,525	$494,891	$(34,681,693)	(17,919)	$(398,851)
Foreign currency adjustment	-	-	-	-	-	10,584	10,584
Imputed interest	-	-	12,409	-	-	-	12,409
Stock payable, related party	-	-	-	306,393	-	-	306,393
Net loss	-	-	-	-	(529,405)	-	(529,405)
Balance at September 30, 2021	34,546,060	$345	$33,817,934	$801,284	$(35,211,098)	(7,335)	$(598,870)

See Notes to Unaudited Interim Financial Statements.

E-QURE CORP.

Statements of Cash Flows

For The Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net loss	$(529,405)	$(415,582)
Adjustments required to reconcile net loss to cash used in operating activities:
Imputed interest	12,409	12,454
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	-	(4,050)
Increase (decrease) in accounts payable and accrued expenses – related party	130,449	145,665
Cash used in operating activities	(386,547)	(261,513)

Cash flow from financing activities:
Proceeds from stock payable – related party	306,393	447,600
Cash provided by financing activities	306,393	447,600

Foreign currency translation adjustments on cash and cash equivalents	10,584	-

Change in cash	(69,570)	186,087
Cash - beginning of period	81,070	18,278
Cash - end of period	$11,500	$204,365

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Taxes	$-	$-

See Notes to Unaudited Interim Financial Statements.

E-Qure Corp.

Notes to Unaudited Interim Financial Statements

September 30, 2021

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

Cash and Cash Equivalent s

For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There were no cash equivalents as of September 30, 2021 and December 31, 2020.

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

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At September 30, 2021 and December 31, 2020, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Measurements at September 30, 2021

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

When the Company changes its valuation inputs for measuring financial assets and liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new inputs used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the fiscal periods ended September 30, 2021 and December 31, 2020, there were no significant transfers of financial assets or financial liabilities between the hierarchy levels.

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

Issuances of Common Stock During the Period ended September 30, 2021:

During the nine-month period ended September 30, 2021, the Company received proceeds of $306,393 from a related party for 3,063,930 shares of common stock to be issued at $0.10 per share.

Issuances of Common Stock During the Period ended September 30, 2020:

During the nine-month period ended September 30, 2020, the Company received proceeds of $447,600 from shares of common stock to be issued at $0.10 per share.

Preferred Stock

We are currently authorized to issue up to 25,000,000 shares of $0.00001 par value preferred stock. There are no preferred shares outstanding as of September 30, 2021 and December 31, 2020.

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

Following is a table summarizing warrants outstanding and exercisable along with exercise price.

Name	Description	Grant Date of Options/Warrants	Number of Options/Warrants	Stock Price on Measurement Date	Exercise Price of Options/Warrants	Terms of Options/warrants
Warrants Class A	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	2 years
Warrants Class B	Shares for cash	09/05/2018	4,777,734	$0.08	$0.50	3 years
Warrants Class A	Debt conversion	07/01/2018	1,376,515	$0.07	$0.50	2 years
Warrants Class B	Debt conversion	07/01/2018	1,376,515	$0.07	$1.25	3 years
Warrants Class C	Debt conversion	07/01/2018	2,750,000	$0.07	$1.00	10 years
Total			15,058,498

The following table summarizes stock warrant activities for the nine-months ended September 30, 2021 and 2020:

Warrants Outstanding
Balance as of December 31, 2019	15,058,498
Warrants granted	-
Warrants exercised	-
Warrants canceled and forfeited	-

Balance as of September 30, 2020	15,058,498

Warrants vested and exercisable as of September 30, 2020	15,058,498

Balance as of December 31, 2020	8,904,249
Warrants granted	-
Warrants exercised	-
Warrants Class A canceled and forfeited	-

Balance as of September 30, 2021	2,750,000

Warrants Class B and C vested and exercisable as of September 30, 2021	2,750,000

3. Notes Payable

During period ended September 30, 2021 and 2020, the Company received no funds related to the issuance of notes. As of September 30, 2021 and December 31, 2020, the Company had outstanding loans due to related party of $100,000 and $65,905 due to an unrelated party. During the three-month period ended September 30, 2021 and 2020, the Company incurred imputed interest charges of $4,182 and $4,181, respectively. During the nine-month period ended September 30, 2021 and 2020, the Company incurred imputed interest charges of $12,409 and $12,454, respectively.

	September 30, 2021	December 31, 2020
Itsik Ben Yesha, CTO	$100,000	$100,000
Michael Cohan, unrelated party	$65,905	$65,905

4. Related Party Transactions

During period ended September 30, 2021 and 2020, the Company received no funds related to the issuance of notes. As of September 30, 2021 and December 31, 2020, the Company had outstanding loans due to Itsik Ben Yesha, our CTO of $100,000. During the three-month period ended September 30, 2021 and 2020, the Company incurred imputed interest charges of $2,521 and $4,181, respectively, related to the loans outstanding to Itsik Ben Yesha. During the nine-month period ended September 30, 2021 and 2020, the Company incurred imputed interest charges of $7,479 and $12,454, respectively. As of September 30, 2021 and December 31, 2020, the Company owed $100,000 in notes payable to Itsik Ben Yesha, the CTO and a related party.

As of September 30, 2021 and December 31, 2020, we had accrued salaries of $439,905 and $309,456, respectively, due to three of our officers.

As of September 30, 2021 and December 31, 2020, we had accrued interest of $1,564, due to Mr. Weissberg, who is the Company’s Chairman of the audit committee. The principal underlying the note was converted in 2014.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

	September 30, 2021	December 31, 2020
Current ISL: US$1 exchange rate	3.21	3.22
Average ISL: US$1 exchange rate	3.24	3.44

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

7. Other Income

During the nine months ended September 30, 2021, the Company received a 17% VAT refund of $79,830 from the Israel tax authority related to previous tax payments made during the fiscal year 2020. These refunds were expensed as incurred in the prior year due to uncertain collection.

8. Subsequent Events

There were no subsequent events following the period ended September 30, 2021 through the date the financial statements were issued that would materially affect the financial statements.

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

Results of Operations during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020

We have not generated any revenues during the three-month ended September 30, 2021 and 2020. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the three-month period ended September 30, 2021, we incurred a net loss from operations of $151,744 due to general and administrative expenses of $97,654 and research and development expenses of 54,090 as compared to a net loss from operation of $169,180 due to general and administrative expenses of $107,681 and research and development expenses of $61,499 in the same period in the prior year. During the three months ended September 30, 2021 and 2020, we had other income of $79,830 and $374, respectively. During the three months ended September 30, 2021 and 2020, we incurred interest expenses of $4,182 and $4,181, respectively.

During the three months ended September 30, 2021 and 2020, we had a net loss of $76,096 and $172,987, respectively.

Results of Operations during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

We have not generated any revenues during the nine-month ended September 30, 2021 and 2020. We had operating expenses mainly related to general and administrative expenses and research and development expenses. During the nine-month period ended September 30, 2021, we incurred a net loss from operations of $594,284 due to general and administrative expenses of $308,694 and research and development expenses of $285,590 as compared to a net loss from operation of $455,068 due to general and administrative expenses of $300,217 and research and development expenses of $154,851 in the same period in the prior year. During the nine months ended September 30, 2021 and 2020, we had other income of $79,830 and $51,940, respectively. We had a foreign currency translation loss of $2,542 during the nine months ended September 30, 2021 as compared to none during the same period in the prior year. During the nine months ended September 30, 2021 and 2020, we incurred interest expenses of $12,409 and $12,454, respectively.

During the nine months ended September 30, 2021 and 2020, we had a net loss of $529,405 and $415,582, respectively.

Liquidity, Capital Resources and Strategy

On September 30, 2021, we had total assets of $11,500 consisting of cash in the same amount. On December 31, 2020, we had total assets of $81,070 consisting of cash in the same amount. We had total current liabilities of $610,370 as of September 30, 2021 consisting of $2,996 in account payable, $1,564 in accrued interest, $439,905 in accrued salaries and $165,905 in loans payable to shareholders. We had total current liabilities of $479,921 as of December 31, 2020 consisting of $2,996 in accounts payable, $1,564 in accrued interest, $309,456 in accrued salaries and 165,905 in loans from shareholders payable.

We used $386,547 in our operating activities during the nine months ended September 30, 2021, which was due to a net loss of $529,405 offset by imputed interest of $12,409 and an increase in accounts payable and accrued expenses of $130,449.

We used $261,513 in our operating activities during the nine months ended September 30, 2020, which was due to a net loss of $415,582 offset by imputed interest of $12,454, an increase in accounts payable of $4,050 and an increase in accounts payable and accrued expenses of $145,665.

We financed our negative cash flow from operations during the nine months ended September 30, 2021 through proceeds from stock payable of $306,393. We had no investing activities during the nine months ended September 30, 2021.

We financed our negative cash flow from operations during the nine months ended September 30, 2020 through proceeds from stock payables of $447,600. We had no investing activities during the nine months ended September 30, 2020.

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

The Company has reported a net loss of $529,405 during the nine months ended September 30, 2021 and had accumulated deficits of $35,211,098 as of September 30, 2021.

The Company had no revenues from operations during the nine months ended September 30, 2021 and 2020. As of September 30, 2021, the Company had $11,500 cash on hand and had negative working capital of $598,870.

We believe that our current cash on hand of $11,500 as of September 30, 2021, will not be sufficient to meet our operating requirements throughout the ensuing twelve-month period. We require additional financing at satisfactory terms and conditions, of which there can be no assurance, in order to satisfy our ongoing capital requirements for the next twelve months in order to execute our plan of operation as presently constituted.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the period ended September 30, 2021, and are included elsewhere in this quarterly report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of September 30, 2021, the Company’s chief executive officer and chief financial officer conducted an evaluation regarding the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures as provided under the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013), our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were ineffective as September 30, 2021. Management has identified corrective actions for the weakness and will periodically reevaluate the need to add personnel and implement improved review procedures during fiscal year 2021.

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

E-Qure Corp.

Date: January 13, 2022	By:	/s/ Ohad Goren
	Name:	Ohad Goren
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 13, 2022	By:	/s/ Gal Peleg
	Name:	Gal Peleg
	Title:	Principal Accounting and Financial Officer

